Form 10-Q
period 2000-09-30
NEON COMMUNICATIONS INC; NORTHEAST OPTIC NETWORK INC
filed 2000-11-14
CIK 1116086, 1062233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD ______________ TO ______________

     COMMISSION             EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS; STATES OF INCORPORATION;        IRS EMPLOYER
        FILE                  ADDRESSES, INCLUDING ZIP CODE, AND TELEPHONE NUMBERS, INCLUDING AREA CODE, OF          IDENTIFICATION
       NUMBER                                    REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES                                NUMBER
---------------------       ----------------------------------------------------------------------------------       --------------
      000-31531             NEON Communications, Inc. (a Delaware corporation)                                        04-3523408
                            2200 West Park Drive
                            Westborough, Massachusetts 01581
                            (508) 616-7800

      000-24653             NEON Optica, Inc. (a Delaware corporation)                                                04-3056279
                            04-3056279 c/o NEON Communications, Inc.
                            2200 West Park Drive
                            Westborough, Massachusetts 01581
                            (508) 616-7800

                            ------------------------

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

NEON Communications, Inc.:  Yes / /  No /X/

NEON Optica, Inc.:  Yes /X/  No / /

**As of September 30, 2000, there were 18,730,544 outstanding shares of the common stock, $0.01 par value per share, of NEON Communications, Inc., and 100 outstanding shares of the common stock, $0.01 par value per share, of NEON Optica, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1: FINANCIAL STATEMENTS

NEON Communications, Inc. Condensed Consolidated Balance
  Sheets (Unaudited)........................................         2
NEON Communications, Inc. Condensed Consolidated Statements
  of Operations (Unaudited).................................         3
NEON Communications, Inc. Condensed Consolidated Statements
  of Cash Flows (Unaudited).................................         4
Notes to NEON Communications, Inc. Interim Condensed
  Consolidated Financial Statements (Unaudited).............         5
NEON Optica, Inc. Condensed Consolidated Balance Sheets
  (Unaudited)...............................................        10
NEON Optica, Inc. Condensed Consolidated Statements of
  Operations (Unaudited)....................................        11
NEON Optica, Inc. Condensed Consolidated Statements of Cash
  Flows (Unaudited).........................................        12
Notes to NEON Optica, Inc. Interim Condensed Consolidated
  Financial Statements (Unaudited)..........................        13

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................        17

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................        30

                           PART II: OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds...........        31
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................        31
Item 5. Other Information...................................        32
Item 6. Exhibits and Reports on Form 8-K....................        32

Signatures..................................................        33
Exhibit Index...............................................        34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF NEON COMMUNICATIONS, INC.

                           NEON COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  40,318,924   $  4,768,389
  Short-term restricted cash and investments................     24,169,717     22,518,611
  Short-term investments....................................             --     66,803,311
  Accounts receivable, net..................................      2,482,196      1,858,201
  Prepaid expenses and other current assets.................        925,425        494,323
                                                              -------------   ------------
      Total current assets..................................     67,896,262     96,442,835
Property and Equipment, net.................................    141,279,759     94,924,843
Restricted Cash and Investments.............................     10,712,648     31,693,543
Intangible and Other Assets, net............................     56,428,891     57,572,155
                                                              -------------   ------------
                                                              $ 276,317,560   $280,633,376
                                                              =============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   2,321,900   $  3,783,354
  Accounts payable--communications network..................     25,257,610      9,438,350
  Accrued expenses..........................................      7,765,745     13,348,296
  Accrued right-of-way fees, related party..................        679,531        886,322
  Deferred revenue..........................................         77,760         58,380
                                                              -------------   ------------
      Total current liabilities.............................     36,102,546     27,514,702
Deferred Revenue, net of Current Portion....................        912,321        969,026
Long-Term Accounts Payable--Communications Network..........      7,733,184      4,682,858
Long-Term Obligations.......................................    180,000,000    180,000,000
Contingencies (Note 6)
Stockholders' Equity:
  Common stock, $0.01 par value--
    Authorized--60,000,000 shares; 18,753,869 and 16,393,534
      shares issued and outstanding as of September 30, 2000
      and December 31, 1999, respectively...................        187,539        163,935
  Restricted common stock (Note 2)..........................         25,804             --
  Subscription receivable (Note 2)..........................   (167,431,217)            --
  Additional paid-in capital................................    289,660,704    110,072,881
  Accumulated deficit.......................................    (70,873,321)   (42,770,026)
                                                              -------------   ------------
      Total stockholders' equity............................     51,569,509     67,466,790
                                                              -------------   ------------
                                                              $ 276,317,560   $280,633,376
                                                              =============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           NEON COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------   ---------------------------
                                              2000          1999           2000           1999
                                          ------------   -----------   ------------   ------------
Revenues:
  Network services......................  $  3,136,374   $   949,035   $  7,109,486   $  1,980,477
  Other services........................     1,084,915       670,382      3,273,535      1,202,741
                                          ------------   -----------   ------------   ------------
      Total revenues....................     4,221,289     1,619,417     10,383,021      3,183,218
                                          ------------   -----------   ------------   ------------
Expenses:
  Cost of revenues......................     2,849,806     1,843,655      7,673,304      4,221,186
  Selling, general and administrative...     4,850,581     1,614,575     10,413,889      5,047,747
  Depreciation and amortization.........     3,078,583     1,904,083      8,419,636      3,904,934
                                          ------------   -----------   ------------   ------------
      Total expenses....................    10,778,970     5,362,313     26,506,829     13,173,867
                                          ------------   -----------   ------------   ------------
      Loss from operations..............    (6,557,681)   (3,742,896)   (16,123,808)    (9,990,649)
                                          ------------   -----------   ------------   ------------
Other Income (Expense):
  Interest income and other, net........     1,103,195     1,816,213      3,996,640      6,058,878
  Interest expense......................    (5,287,652)   (5,356,351)   (15,976,127)   (15,525,621)
                                          ------------   -----------   ------------   ------------
      Total other income (expense)......    (4,184,457)   (3,540,138)   (11,979,487)    (9,466,743)
                                          ------------   -----------   ------------   ------------
Net Loss................................  $(10,742,138)  $(7,283,034)  $(28,103,295)  $(19,457,392)
                                          ============   ===========   ============   ============
Basic and Diluted Loss per Share........  $      (0.63)  $     (0.45)  $      (1.68)  $      (1.21)
                                          ============   ===========   ============   ============
Basic and Diluted Weighted Average
  Shares Outstanding....................    17,056,292    16,222,425     16,729,330     16,124,868
                                          ============   ===========   ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           NEON COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash Flows from Operating Activities:
  Net loss..................................................  $(28,103,295)  $(19,457,392)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Compensation expense related to the issuance of stock
      options to non-employees..............................            --        293,441
    Depreciation and amortization...........................     8,419,636      3,904,934
    Amortization of deferred financing costs................       469,983        469,983
    Changes in assets and liabilities--
      Accounts receivable...................................      (623,995)    (1,180,380)
      Refundable taxes from related party...................            --        755,838
      Prepaid expenses and other current assets.............      (431,102)      (293,876)
      Accounts payable......................................    (1,461,454)       802,678
      Accrued expenses......................................    (5,789,342)    (6,979,620)
      Deferred revenue......................................       (37,325)      (114,973)
                                                              ------------   ------------
        Net cash (used in) operating activities.............   (27,556,894)   (21,799,367)
                                                              ------------   ------------
Cash Flows from Investing Activities:
  Sales (Purchases) of short-term investments, net..........    66,803,311    (24,945,517)
  Purchases of property and equipment.......................   (53,577,618)   (39,594,012)
  Increase in intangible and other assets...................      (523,653)      (449,504)
                                                              ------------   ------------
        Net cash provided by (used in) investing
          activities........................................    12,702,040    (64,989,033)
                                                              ------------   ------------
Cash Flows from Financing Activities:
  Increase in construction and long-term accounts payable...    18,869,586     13,312,989
  Payments on long-term obligations.........................            --       (127,619)
  Decrease in restricted cash and investments...............    19,329,789     21,019,754
  Proceeds from issuance of common stock and restricted
    common stock, net.......................................     8,672,561             --
  Proceeds from exercise of stock options and warrants......     3,533,453        631,865
                                                              ------------   ------------
        Net cash provided by financing activities...........    50,405,389     34,836,989
                                                              ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents........    35,550,535    (51,951,411)
Cash and Cash Equivalents, beginning of period..............     4,768,389     57,737,792
                                                              ------------   ------------
Cash and Cash Equivalents, end of period....................  $ 40,318,924   $  5,786,381
                                                              ============   ============
Supplemental Disclosure of Cash Flow information:
  Cash paid during the period for--
    Interest................................................  $ 23,052,502   $ 23,943,837
                                                              ============   ============
Supplemental Disclosure of Non-Cash Financing Information
    Subscription receivable.................................  $167,431,217   $         --
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

1.  OPERATIONS

    NEON Communications, Inc. (the Company or NEON) and its subsidiary are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks in the Northeast and Mid-Atlantic regions of the United States.

    To date, the Company has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $71,000,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

2.  SIGNIFICANT TRANSACTION AND REORGANIZATION

    On September 14, 2000, the Company closed agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon Ventures Corporation (Exelon). Under the terms of these agreements, the Company received an indefeasible right to use (IRU) fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, DC. At the same time, both CEC and Exelon will also provide connectivity from NEON's backbone system to their respective local distribution facilities in CEC and Exelon service areas. This interstate and intrastate communications network will operate under the NEON brand, expanding NEON's network into New York and the Mid-Atlantic region. The NEON network will now extend from Portland, Maine, to Washington, D.C. The term of the CEC agreement is for no less than 25 years and the term of the Exelon agreement is for 20 years with five-year extension periods.

    As part of these agreements, the Company has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of September 30, 2000, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of NEON's fully diluted common stock. In an unrelated transaction, Consolidated Edison, Inc., the parent holding company of CEC, has previously announced that it has entered into an agreement to acquire Northeast Utilities, a holder of approximately 25.6% of the Company's fully diluted common stock. Pursuant to these agreements, CEC and Exelon have each named a member of the Company's board of directors.

    As of September 30, 2000, the Company has not yet received all of the assets to be provided by CEC and Exelon under the agreements, and therefore has recorded a subscription receivable on the accompanying condensed consolidated balance sheets. The addition of certain tangible and intangible assets received in consideration for the stock provided to CEC and Exelon under these agreements will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the related agreements. In addition to the IRUs, CEC and Exelon have also agreed to contribute to the Company cash totaling $11,300,000 and $8,050,000, respectively, for the build-out of local points of presence (POP) and the related opto-electronic equipment and for the cost of POP rental, POP operating expenses, opto-electronic equipment maintenance and sales and marketing expenses.

    Immediately preceding the closing of the agreements with CEC and Exelon, the Company completed a reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of NorthEast Optic Network, Inc. At the same time, NorthEast Optic Network, Inc. changed its name to NEON Optica, Inc. The parent holding company is being traded on NASDAQ under the NOPT symbol, with NEON Optica, Inc., the operating entity, as its wholly owned subsidiary. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions. NEON Optica, Inc. continues to make periodic reports under the Securities Exchange Act of 1934 in respect of its 12 3/4% Senior Notes Due 2008.

3.  SIGNIFICANT ACCOUNTING POLICIES

    The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

    (a) PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements include the results of operations of NEON Communications, Inc. and its wholly owned subsidiary, NEON Optica, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    (b) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K.

    (c) MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

    (d) REVENUE RECOGNITION

    The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without opto-electronic equipment installed by the Company) and short-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use opto-electronic equipment installed by the Company) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable agreements with customers, which range from 1 to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also leases space at its facilities (collocation services). Other services revenues in the accompanying condensed consolidated statements of operations includes these collocation service revenues as well as revenues from nonrecurring design, engineering and construction services. Revenues for these nonrecurring services are generally recognized as services are performed as the Company has no further obligations.

    The Company has contracts with customers that provide service level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits issued under these arrangements have not been material.

    (e) COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

    (f) EARNINGS PER SHARE

    In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first nine months of 2000 and 1999. Diluted net loss per share excludes 2,550,724 shares of restricted common stock and 1,403,244 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

    (g) RECLASSIFICATIONS

    Reclassifications were made to previously issued financial statements to conform in the current year's presentation.

    (h) NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. Management is currently evaluating the effects that this guidance is expected to have on the Company's consolidated financial statements.

4.  12 3/4% SENIOR NOTES

    In August 1998, the Company sold $180 million of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes were issued by NEON Optica, Inc. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing
February 15, 1999. Upon closing of the Senior Notes, the Company purchased approximately $72 million in U.S. government obligations, with an average maturity of 645 days, to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted cash and investments in the accompanying condensed consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

PERIOD                                 REDEMPTION PRICE
------                                 ----------------
2003                                       106.375%
2004                                       104.250%
2005                                       102.125%
Thereafter                                 100.000%

    In the event of a change in control, as defined, each holder of the notes will be entitled to require the Company to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank PARI PASSU in right of payment with all existing and future indebtedness of the Company that is not by its terms subordinate in right of payment and priority to the Senior Notes and is senior in right of payment to all future subordinated indebtedness of the Company.

    In connection with this financing, the Company incurred approximately $6.3 million of issuance costs. These costs have been classified as deferred financing costs in the accompanying condensed consolidated balance sheets and are being amortized, as interest expense, over the term of the Notes.

5.  PREFERRED STOCK

    The Company's Amended and Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Amended and Restated Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. At September 30, 2000, no such shares are issued and outstanding.

6.  CONTINGENCIES

    Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and they believe there is no potential liability.

7.  CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in the Company's accounts receivable. For the three months ended September 30, 2000 and September 30, 1999, two and four customers represented 27% and 66% of revenues, respectively. At September 30, 2000 and December 31, 1999, one and three customers represented 18% and 56% of accounts receivable, respectively.

8.  SEGMENT DISCLOSURE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer of the Company.

    The Company analyzes segment reporting based on dark fiber, lit fiber, collocation and ancillary network services. Only revenues are separately reported for dark fiber, lit fiber, collocation and ancillary network services. Cost of revenues, and property and equipment are primarily the operating costs and the communications network and equipment that supports each segment, and are not allocated between the segments for management reporting, or accordingly segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

    Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 3.

    Financial information for the Company's segments is as follows:

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                          --------------------------   --------------------------
                              2000          1999           2000          1999
                          ------------   -----------   ------------   -----------
Revenues:
  Dark fiber............  $    849,870   $   537,866   $  2,326,706   $ 1,363,256
  Lit fiber.............     2,286,504       411,169      4,782,780       617,221
  Ancillary network
    services (1)........       698,670        86,814      2,284,779       157,298
  Collocation...........       386,245       583,568        988,756     1,045,443
                          ------------   -----------   ------------   -----------
    Total revenues......     4,221,289     1,619,417     10,383,021     3,183,218
                          ------------   -----------   ------------   -----------
Cost of revenues........     2,849,806     1,843,655      7,673,304     4,221,186
Selling, general and
  administrative........     4,850,581     1,614,575     10,413,889     5,047,747
Depreciation and
  amortization..........     3,078,583     1,904,083      8,419,636     3,904,934
                          ------------   -----------   ------------   -----------
Loss from operations....  $ (6,557,681)  $(3,742,896)  $(16,123,808)  $(9,990,649)
                          ============   ===========   ============   ===========
Property and equipment,
  net...................   141,279,759    87,806,020    141,279,759    87,806,020
                          ============   ===========   ============   ===========
Capital expenditures....    21,794,487    10,517,194     53,577,618    39,594,012
                          ============   ===========   ============   ===========

------------------------

(1) Includes nonrecurring revenues associated with design, engineering and construction services.

FINANCIAL STATEMENTS OF NEON OPTICA, INC.

                               NEON OPTICA, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 40,318,924    $  4,768,389
  Short-term restricted cash and investments................    24,169,717      22,518,611
  Short-term investments....................................            --      66,803,311
  Accounts receivable, net..................................     2,482,196       1,858,201
  Prepaid expenses and other current assets.................       925,425         494,323
                                                              ------------    ------------
    Total current assets....................................    67,896,262      96,442,835
PROPERTY AND EQUIPMENT, NET.................................   141,279,759      94,924,843
RESTRICTED CASH AND INVESTMENTS.............................    10,712,648      31,693,543
INTANGIBLE AND OTHER ASSETS, NET............................    56,428,891      57,572,155
                                                              ------------    ------------
                                                              $276,317,560    $280,633,376
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,321,900    $  3,783,354
  Accounts payable--communications network..................    25,257,610       9,438,350
  Accrued expenses..........................................     7,765,745      13,348,296
  Accrued right-of-way fees, related party..................       679,531         886,322
  Due to parent company.....................................     8,672,561              --
  Deferred revenue..........................................        77,760          58,380
                                                              ------------    ------------
    Total current liabilities...............................    44,775,107      27,514,702
DEFERRED REVENUE, NET OF CURRENT PORTION....................       912,321         969,026
LONG-TERM ACCOUNTS PAYABLE--COMMUNICATIONS NETWORK..........     7,733,184       4,682,858
LONG-TERM OBLIGATIONS.......................................   180,000,000     180,000,000
CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--
    Authorized--3,000 shares; 100 shares issued and
      outstanding...........................................             1               1
  Additional paid-in capital................................   113,770,268     110,238,815
  Accumulated deficit.......................................   (70,873,321)    (42,770,026)
                                                              ------------    ------------
    Total stockholders' equity..............................    42,896,948      67,466,790
                                                              ------------    ------------
                                                              $276,317,560    $280,633,376
                                                              ============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               NEON OPTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------   ---------------------------
                                              2000          1999           2000           1999
                                          ------------   -----------   ------------   ------------
Revenues:
  Network services......................  $  3,136,374   $   949,035   $  7,109,486   $  1,980,477
  Other services........................     1,084,915       670,382      3,273,535      1,202,741
                                          ------------   -----------   ------------   ------------
      Total revenues....................     4,221,289     1,619,417     10,383,021      3,183,218
                                          ------------   -----------   ------------   ------------
Expenses:
  Cost of revenues......................     2,849,806     1,843,655      7,673,304      4,221,186
  Selling, general and administrative...     4,850,581     1,614,575     10,413,889      5,047,747
  Depreciation and amortization.........     3,078,583     1,904,083      8,419,636      3,904,934
                                          ------------   -----------   ------------   ------------
      Total expenses....................    10,778,970     5,362,313     26,506,829     13,173,867
                                          ------------   -----------   ------------   ------------
      Loss from operations..............    (6,557,681)   (3,742,896)   (16,123,808)    (9,990,649)
                                          ------------   -----------   ------------   ------------
Other Income (Expense):
  Interest income and other, net........     1,103,195     1,816,213      3,996,640      6,058,878
  Interest expense......................    (5,287,652)   (5,356,351)   (15,976,127)   (15,525,621)
                                          ------------   -----------   ------------   ------------
      Total other income (expense)......    (4,184,457)   (3,540,138)   (11,979,487)    (9,466,743)
                                          ------------   -----------   ------------   ------------
Net Loss................................  $(10,742,138)  $(7,283,034)  $(28,103,295)  $(19,457,392)
                                          ============   ===========   ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               NEON OPTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash Flows from Operating Activities:
  Net loss..................................................  $(28,103,295)  $(19,457,392)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Compensation expense related to the issuance of stock
      options to non-employees..............................            --        293,441
    Depreciation and amortization...........................     8,419,636      3,904,934
    Amortization of deferred financing costs................       469,983        469,983
    Changes in assets and liabilities--
      Accounts receivable...................................      (623,995)    (1,180,380)
      Refundable taxes from related party...................            --        755,838
      Prepaid expenses and other current assets.............      (431,102)      (293,876)
      Accounts payable......................................     7,211,097        802,678
      Accrued expenses......................................    (5,789,342)    (6,979,620)
      Deferred revenue......................................       (37,325)      (114,973)
                                                              ------------   ------------
        Net cash (used in) operating activities.............   (18,884,333)   (21,799,367)
                                                              ------------   ------------
Cash Flows from Investing Activities:
  Sales (Purchases) of short-term investments, net..........    66,803,311    (24,945,517)
  Purchases of property and equipment.......................   (53,577,618)   (39,594,012)
  Increase in intangible and other assets...................      (523,653)      (449,504)
                                                              ------------   ------------
        Net cash provided by (used in) investing
          activities........................................    12,702,040    (64,989,033)
                                                              ------------   ------------
Cash Flows from Financing Activities:
  Increase in construction and long-term accounts payable...    18,869,586     13,312,989
  Payments on long-term obligations.........................            --       (127,619)
  Decrease in restricted cash and investments...............    19,329,789     21,019,754
  Proceeds from issuance of stock...........................     3,533,453        631,865
                                                              ------------   ------------
        Net cash provided by financing activities...........    41,732,828     34,836,989
                                                              ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents........    35,550,535    (51,951,411)
Cash and Cash Equivalents, beginning of period..............     4,768,389     57,737,792
                                                              ------------   ------------
Cash and Cash Equivalents, end of period....................  $ 40,318,924   $  5,786,381
                                                              ============   ============
Supplemental Disclosure of Cash Flow information:
  Cash paid during the period for--
    Interest................................................  $ 23,052,502   $ 23,943,837
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

1.  OPERATIONS

    NEON Optica, Inc. (NEON Optica) formerly NorthEast Optic Network, Inc. and its subsidiaries are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks in the Northeast and Mid-Atlantic regions of the United States.

    To date, NEON Optica has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $71,000,000. The market for fiber optic telecommunications in which NEON Optica operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. NEON Optica is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on NEON Optica.

    NEON Communications, Inc. (NEON Communications) was created to become the parent holding company of NorthEast Optic Network, Inc. pursuant to a reorganization completed on September 14, 2000. At the same time, NorthEast Optic Network, Inc. changed its name to NEON Optica, Inc. The parent holding company is being traded on NASDAQ under the NOPT symbol, with NEON
Optica, Inc., the operating entity, as its wholly owned subsidiary. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic.

2.  SIGNIFICANT TRANSACTION AND REORGANIZATION

    On September 14, 2000, NEON Communications, our parent company, closed agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon Ventures Corporation (Exelon). Under the terms of these agreements, NEON Communications received an indefeasible right to use (IRU) fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, DC. At the same time, both CEC and Exelon will also provide connectivity from NEON's backbone system to their respective local distribution facilities in CEC and Exelon service areas. This interstate and intrastate communications network will operate under the NEON brand, expanding NEON's network into New York and the Mid-Atlantic region. The NEON network will now extend from Portland, Maine, to Washington, D.C. The term of the CEC agreement is for no less than 25 years and the term of the Exelon agreement is for 20 years with five-year extension periods.

    As part of these agreements, NEON Communications has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of September 30, 2000, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of NEON Communications' fully diluted common stock. In an unrelated transaction, Consolidated Excelon, Inc., the parent holding company of CEC, has previously announced that it has entered into an agreement to acquire Northeast Utilities, a holder of approximately 25.6% of the Company's fully diluted common stock. Pursuant to these agreements, CEC and Exelon have each named a member of NEON Communications' board of directors.

    As of September 30, 2000, NEON Communications has not yet received all of the assets to be provided by CEC and Exelon under the agreements, and therefore has recorded a subscription receivable on their condensed consolidated balance sheets. The addition of certain tangible and intangible assets received in consideration for the stock provided to CEC and Exelon under these agreements will result in significant depreciation and amortization expense and an increase in NEON Communications' net loss per share over the terms of the related agreements. In addition to the IRUs,

CEC and Exelon have also agreed to contribute to NEON Communications cash totaling $11,300,000 and $8,050,000, respectively, for the build-out of local points of presence (POP) and the related opto-electronic equipment and for the cost of POP rental, POP operating expenses, opto-electronic equipment maintenance and sales and marketing expenses.

3.  SIGNIFICANT ACCOUNTING POLICIES

    The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

    (a) PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed financial statements include the results of operations of NEON Optica, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    (b) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by NEON Optica pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1999 included in NEON Optica's Form 10-K.

    (c) MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

    (d) REVENUE RECOGNITION

    The services NEON Optica provides include long-term leases of dark fiber (fiber optic transmission lines leased without opto-electronic equipment installed by NEON Optica) and short-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use opto-electronic equipment installed by NEON Optica) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable agreements with customers, which range from 1 to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue. NEON Optica also leases space at its facilities (collocation services). Other services revenues in the accompanying condensed consolidated statements of operations includes these collocation service revenues as well as revenues from nonrecurring design, engineering and construction services. Revenues for these nonrecurring services are generally recognized as services are performed as NEON Optica has no further obligations.

    NEON Optica has contracts with customers that provide service level commitments, which may obligate NEON Optica to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits issued under these arrangements have not been material.

    (e) COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standards (SFAS), No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

    (f) RECLASSIFICATIONS

    Reclassifications were made to previously issued financial statements to conform to the current year's presentation.

    (g) NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. Management is currently evaluating the effects that this guidance is expected to have on NEON Optica's consolidated financial statements.

4.  12 3/4% SENIOR NOTES

    In August 1998, NEON Optica sold $180 million of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the Senior Notes, NEON Optica purchased approximately $72 million in U.S. government obligations, with an average maturity of 645 days, to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted cash and investments in the accompanying condensed consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of NEON Optica at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

PERIOD                                 REDEMPTION PRICE
------                                 ----------------
2003                                       106.375%
2004                                       104.250%
2005                                       102.125%
Thereafter                                 100.000%

    In the event of a change in control, as defined, each holder of the notes will be entitled to require NEON Optica to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank PARI PASSU in right of payment with all existing and future indebtedness of NEON Optica that is not by its terms subordinate in right of payment and priority to the Senior Notes and is senior in right of payment to all future subordinated indebtedness of NEON Optica.

    In connection with this financing, NEON Optica incurred approximately $6.3 million of issuance costs. These costs have been classified as deferred financing costs in the accompanying condensed consolidated balance sheets and are being amortized, as interest expense, over the term of the Notes.

5.  CONTINGENCIES

    Certain claims arising in the ordinary course of business are pending against NEON Optica. In the opinion of management, these claims are without merit and they believe there is no potential liability.

6.  CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose NEON Optica to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. NEON Optica has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in NEON Optica's accounts receivable. For the three months ended September 30, 2000 and September 30, 1999, two and four customers represented 27% and 66% of revenues, respectively. At September 30, 2000 and December 31, 1999, one and three customers represented 18% and 56% of accounts receivable, respectively.

7.  SEGMENT DISCLOSURE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. NEON Optica's chief operating decision-maker is the Chief Executive Officer of NEON Optica.

    NEON Optica analyzes segment reporting based on dark fiber, lit fiber, collocation and ancillary network services. Only revenues are separately reported for dark fiber, lit fiber, collocation and ancillary network services. Cost of revenues, and property and equipment are primarily the operating costs and the communications network and equipment that supports each segment, and are not allocated between the segments for management reporting, or accordingly segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

    Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with NEON Optica's financial statements. The accounting policies of the segments are the same as those described in Note 3.

    Financial information for NEON Optica's segments is as follows:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          --------------------------   --------------------------
                                              2000          1999           2000          1999
                                          ------------   -----------   ------------   -----------
Revenues:
  Dark fiber............................  $    849,870   $   537,866   $  2,326,706   $ 1,363,256
  Lit fiber.............................     2,286,504       411,169      4,782,780       617,221
  Ancillary network services (1)........       698,670        86,814      2,284,779       157,298
  Collocation...........................       386,245       583,568        988,756     1,045,443
                                          ------------   -----------   ------------   -----------
    Total revenues......................     4,221,289     1,619,417     10,383,021     3,183,218
                                          ------------   -----------   ------------   -----------
Cost of revenues........................     2,849,806     1,843,655      7,673,304     4,221,186
Selling, general and administrative.....     4,850,581     1,614,575     10,413,889     5,047,747
Depreciation and amortization...........     3,078,583     1,904,083      8,419,636     3,904,934
                                          ------------   -----------   ------------   -----------
Loss from operations....................  $ (6,557,681)  $(3,742,896)  $(16,123,808)  $(9,990,649)
                                          ============   ===========   ============   ===========
Property and equipment, net.............   141,279,759    87,806,020    141,279,759    87,806,020
                                          ============   ===========   ============   ===========
Capital expenditures....................    21,794,487    10,517,194     53,577,618    39,594,012
                                          ============   ===========   ============   ===========

------------------------

(1) Includes nonrecurring revenues associated with design, engineering and construction services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this prospectus regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In particular, but without limiting the foregoing, our statements about, relating to or dependent on our agreements with Consolidated Edison Communications and Exelon Ventures Corporation and the extent of our network under each of those agreements constitute forward-looking statements. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly under the heading "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

    References in this document to "we," "us," "our" and "the Company" refer, as the context requires, to (i) NEON Communications, Inc. and its subsidiary, NEON Optica, Inc., and (ii) NEON Optica, Inc. and its subsidiaries. References in this document to "NEON Communications" refer to NEON Communications, Inc. and its subsidiary, NEON Optica, Inc., and references to "NEON Optica" refer to NEON Optica, Inc. and its subsidiaries.

OVERVIEW

NEON COMMUNICATIONS, INC.

    We are a holding company whose principal asset is all of the outstanding shares of the capital stock of NEON Optica, Inc. In addition, under our agreements with Consolidated Edison Communications, Inc. and Exelon Ventures Corporation, which were consummated on September 14, 2000, NEON
Communications, Inc. will be the holder of indefeasible rights of use in certain fiber optic filaments in the Northeast and Mid-Atlantic regions, as well as certain interconnections and telecommunications facilities in New York City and Philadelphia, Pennsylvania, in each case upon delivery of such assets by Consolidated Edison Communications, Inc. and Exelon Ventures Corporation pursuant to the terms of their respective agreements.

NEON OPTICA, INC.

    NEON Optica, Inc. (formerly NorthEast Optic Network, Inc.) owns and operates a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to New York City, and, under our agreements with Exelon Ventures Corporation and Consolidated Edison Communications, Inc., which were consummated on September 14, 2000, we are working to extend our network to Philadelphia, Baltimore, and Washington D.C. and expand our network in and around New York City. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in smaller communities along our network's routes.

    To date we have experienced net losses and negative cash flow from operating activities. From our inception to present, our principal activities included building our network, developing our business plans, hiring management and other key personnel and negotiating and executing customer contracts. We expect to continue to generate net losses and negative cash flow as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical, and other factors. See "Liquidity and Capital Resources".

    Our network service revenues include long-term leases of dark fiber and short-term leases of lit fiber at fixed-cost pricing over multi-year terms. Other services revenues include collocation services at our facilities as well as nonrecurring design, engineering, and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and the use of collocation facilities and recognize revenues ratably over the term of the applicable customer agreement. Design, engineering, and construction services revenues are non-refundable and generally recognized as services are performed.

    In the third quarter of 2000, approximately 26% of our revenues consisted of other services revenues. We anticipate that as we proceed with the deployment of our network, the percentage of revenues we receive from network services will increase as a percentage of revenues.

    Our costs consist primarily of cost of revenues, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of revenues relates to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales and marketing infrastructure, including personnel, advertising costs and promotional activities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180 million 12 3/4% Senior Notes Due 2008.

RESULTS OF OPERATIONS

NEON COMMUNICATIONS, INC.

    Revenues for the quarter ended September 30, 2000 amounted to $4,221,289, compared to $1,619,417 in the same quarter of 1999, an increase of $2,601,872 or 161%. Revenues were generated by recurring lease services of $3,163,374 during the third quarter of 2000 compared to $949,035 during the third quarter of 1999, and other services revenues of $1,084,915 during the third quarter of 2000, compared to $670,382 during the third quarter of 1999. Other services revenues consist of collocation revenues and all nonrecurring revenues related to design, engineering and construction. Revenues for the nine months ended September 30, 2000 amounted to $10,383,021, compared to $3,183,218 for the first nine months of 1999, an increase of $7,199,803 or 226%. The increase in revenues reflects the Company's increasing sales to new and existing customers in the Northeast region, primarily through the provisioning of lit circuits, which represented 54% recurring revenues.

    Cost of revenues for the quarter ended September 30, 2000 amounted to $2,849,806, compared to $1,843,655 for the same quarter in 1999, an increase of $1,006,151 or 55%. The increase was primarily due to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees, and property taxes resulting from the Company's continuing network expansion throughout its service territory. Cost of revenues for the nine months ended September 30, 2000 amounted to $7,673,304, compared to $4,221,186 for the first nine months of 1999, an increase of $3,452,118 or 82%. The increased costs reflect the continuing build out and expansion of the Company's communications network into the Northeast and mid-Atlantic regions.

    Selling, general and administrative expenses amounted to $4,850,581 for the quarter ended September 30, 2000, compared to $1,614,575 for the same quarter in 1999, an increase of $3,236,006 or 200%. Selling, general, and administrative expenses in the nine months ended September 30, 2000 amounted to $10,413,889 compared to $5,047,747 for the first nine months of 1999, an increase of $5,366,142 or 106%. Increased personnel and related costs continue to grow as the Company expands its efforts to meet customer requirements. The Company's headcount has increased to 139 from 40, or 248%, since September 30, 1999, primarily to support the Company's expansion and growing customer network in the Northeast region, and the creation and staffing of sales offices in the New York and Washington, D.C. areas.

    Depreciation and amortization expense was $3,078,583 for the quarter ended September 30, 2000, compared to $1,904,083 for the same quarter in 1999. Depreciation and amortization for the nine months ended September 30, 2000 amounted to $8,419,636, compared to $3,904,934 for the same nine months in 1999. The increase resulted from placing additional segments of the NEON system into service as part of the Company's expansion of its communications network in the Northeast region.

    Interest and other income decreased by 39% to $1,103,195 for the quarter ended September 30, 2000 from $1,816,213 for the same quarter in 1999. Interest and other income decreased by 34% to $3,996,640 for the nine months ended September 30, 2000 from $6,058,878 for the same nine month period in 1999. This decrease was due primarily to lower cash and investment balances for the quarter and first nine months, resulting from capital expenditures necessary to place additional segments of the NEON system into service.

    Interest expense was $5,287,652 for the quarter ended September 30, 2000, compared to $5,356,351 for the same quarter in 1999, a decrease of 1%. The slight decrease during the third quarter was a result of the effect of capitalization of the interest cost related to the build out of the Company's network which remained in-process at quarter end, offsetting the Company's quarterly financing costs. Interest expense was $15,976,127 for the nine months ended September 30, 2000 compared to $15,525,621 for the same nine month period in 1999, an increase of 3%. The overall increase during the first nine months of 2000 relates primarily to interest expense resulting from financing costs associated with long term network equipment accounts payable, in addition to interest on our $180.0 million 12 3/4% Senior Notes due in 2008.

    The Company's net loss for the quarter ended September 30, 2000 was $10,742,138, or a loss of $0.63 per share. This compares to a net loss of $7,283,034, or a loss of $0.45 per share, for the same quarter in 1999. The Company's net loss for the nine months ended September 30, 2000 was $28,103,295, or a loss of $1.68 per share. This compares to a net loss of $19,457,392, or a loss of $1.21 per share, for the same nine month period in 1999. The increase in net loss is primarily attributable to the factors discussed above.

NEON OPTICA, INC.

    Revenues for the quarter ended September 30, 2000 amounted to $4,221,289, compared to $1,619,417 in the same quarter of 1999, an increase of $2,601,872 or 161%. Revenues were generated by recurring lease services of $3,163,374 during the third quarter of 2000 compared to $949,035 during the third quarter of 1999, and other services revenues of $1,084,915 during the third quarter of 2000 compared to $670,382 during the third quarter of 1999. Other services revenues consist of collocation revenues and all nonrecurring revenues related to design, engineering and construction. Revenues for the nine months ended September 30, 2000 amounted to $10,383,021, compared to $3,183,218 for the first nine months of 1999, an increase of $7,199,803 or 226%. The increase in revenues reflects NEON Optica's increasing sales to new and existing customers in the Northeast region, primarily through the provisioning of lit circuits, which represented 54% of the third quarter's recurring revenues.

    Cost of revenues for the quarter ended September 30, 2000 amounted to $2,849,806, compared to $1,843,655 for the same quarter in 1999, an increase of $1,006,151 or 55%. The increase was primarily due to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees, and property taxes resulting from NEON Optica's continuing network expansion throughout its service territory. Cost of revenues for the nine months ended September 30, 2000 amounted to $7,673,304, compared to $4,221,186 for the first nine months of 1999, an increase of $3,452,118 or 82%. The increased costs reflect the continuing build out and expansion of NEON Optica's communications network into the Northeast and mid-Atlantic regions.

    Selling, general and administrative expenses amounted to $4,850,581 for the quarter ended September 30, 2000, compared to $1,614,575 for the same quarter in 1999, an increase of $3,236,006 or 200%. Selling, general, and administrative expenses in the nine months ended September 30, 2000 amounted to $10,413,889 compared to $5,047,747 for the first nine months of 1999, an increase of $5,366,142 or 106%. Increased personnel and related costs continue to grow as NEON Optica expands its efforts to meet customer requirements. NEON Optica's headcount has increased to 139 from 40, or 248%, since September 30, 1999, primarily to support NEON Optica's expansion and growing customer network in the Northeast region, and the creation and staffing of sales offices in the New York and Washington, D.C. areas.

    Depreciation and amortization expense was $3,078,583 for the quarter ended September 30, 2000, compared to $1,904,083 for the same quarter in 1999. Depreciation and amortization for the nine months ended September 30, 2000 amounted to $8,419,636, compared to $3,904,934 for the same nine months in 1999. The increase resulted from placing additional segments of the NEON system into service as part of NEON Optica's expansion of its communications network in the Northeast region.

    Interest and other income decreased by 39% to $1,103,195 for the quarter ended September 30, 2000 from $1,816,213 for the same quarter in 1999. Interest and other income decreased by 34% to $3,996,640 for the nine months ended September 30, 2000 from $6,058,878 for the same nine month period in 1999. This decrease was due primarily to lower cash and investment balances for the quarter and first nine months, resulting from capital expenditures necessary to place additional segments of the NEON system into service.

    Interest expense was $5,287,652 for the quarter ended September 30, 2000, compared to $5,356,351 for the same quarter in 1999, a decrease of 1%. The slight decrease during the third quarter was a result of the effect of capitalization of the interest cost related to the build out of NEON Optica's network which remained in-process at quarter end, offsetting NEON Optica's quarterly financing costs. Interest expense was $15,976,127 for the nine months ended September 30, 2000 compared to $15,525,621 for the same nine month period in 1999, an increase of 3%. The overall increase during the first nine months of 2000 relates primarily to interest expense resulting from financing costs associated with long term network equipment accounts payable, in addition to interest on our $180.0 million 12 3/4% Senior Notes due in 2008.

    NEON Optica's net loss for the quarter ended September 30, 2000 was $10,742,138. This compares to a net loss of $7,283,034 for the same quarter in 1999. NEON Optica's net loss for the nine months ended September 30, 2000 was $28,103,295. This compares to a net loss of $19,457,392 for the same nine month period in 1999. The increase in net loss is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NEON COMMUNICATIONS, INC.

    Our operations have required substantial investment for the design, construction and engineering of our network and the purchase of telecommunications equipment. Capital expenditures were approximately $53,578,000 for the nine months ended September 30, 2000. We expect to require substantial capital in connection with the following:

    - expansion and improvement of our network;

    - connection of additional buildings and customers to our network;

    - purchase of additional telecommunications equipment

    - purchase and development of our operating support systems; and

    - operation and maintenance of existing facilities

    We have funded a substantial portion of these expenditures through our completed public offerings on August 5, 1998, resulting in net proceeds to us of approximately $218 million (after deducting expenses and before deducting
$72 million in escrowed funds to cover the first seven semi-annual interest payments on our $180 million 12 3/4% Senior Notes due 2008).

    The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before connecting revenue-generating customers. We expect to continue to produce negative cash flow after investing activities for the current year due to the continuous expansion and development of our network. Our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated unless we seek and obtain additional capital.

    Net cash used in operating activities was $27,556,894 and $21,799,367 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 was related primarily to the growth in the Company's headcount and corresponding operating costs to facilitate the Company's expansion and servicing of the growing customer network.

    Net cash provided by (used in) investing activities totaled $12,702,040 and $(64,989,033) for the nine months ended September 30, 2000 and 1999, respectively. Cash requirements consisted primarily of the cost of network construction and equipment, offset by net proceeds from the sale of short-term investments.

    Net cash provided by financing activities totaled $50,405,389 and $34,836,989 for the nine months ended September 30, 2000 and 1999 respectively. Cash flow from financing activities during the nine months ended September 30, 2000 was generated from the restricted cash placed in escrow in connection with the proceeds from the sale of our 12 3/4% Senior Notes due in 2008 and proceeds from financing with an equipment vendor, from the exercise of stock options, and from the transaction with Consolidated Edison Communications, Inc. and Exelon Ventures Corporation.

    We anticipate that we will continue to experience negative cash flow as we expand our network, construct networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and Mid-Atlantic regions. As a result, we intend to use our cash on hand and the remaining net proceeds of our 1998 public offerings, and will have to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity/or debt securities if we are to complete our expansion as currently planned.

    Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

    - demand for our services or cash flow from operations is less than or more than expected;

    - our plans or projections change or prove to be inaccurate;

    - we make acquisitions; or

    - we accelerate deployment of our network or otherwise alter the schedule or targets for the implementation of our business plan.

    The expectations of required future capital expenditures are based on our current estimates.

NEON OPTICA, INC.

    Our operations have required substantial investment for the design, construction and engineering of our network and the purchase of telecommunications equipment. Capital expenditures were approximately $53,578,000 for the nine months ended September 30, 2000. We expect to require substantial capital in connection with the following:

    - expansion and improvement of our network;

    - connection of additional buildings and customers to our network;

    - purchase of additional telecommunications equipment

    - purchase and development of our operating support systems; and

    - operation and maintenance of existing facilities

    We have funded a substantial portion of these expenditures through our completed public offerings on August 5, 1998, resulting in net proceeds to us of approximately $218 million (after deducting expenses and before deducting
$72 million in escrowed funds to cover the first seven semi-annual interest payments on our $180 million 12 3/4% Senior Notes due 2008).

    The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before connecting revenue-generating customers. We expect to continue to produce negative cash flow after investing activities for the current year due to the continuous expansion and development of our network. Our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated unless we seek and obtain additional capital.

    Net cash used in operating activities was $18,884,333 and $21,799,367 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 was related primarily to the growth in the Company's headcount and corresponding operating costs to facilitate NEON Optica's expansion and servicing of the growing customer network, offset by a short-term intercompany payable to NEON Communications which remained outstanding at September 30, 2000.

    Net cash provided by (used in) investing activities totaled $12,702,040 and $(64,989,033) for the nine months ended September 30, 2000 and 1999, respectively. Cash requirements consisted primarily of the cost of network construction and equipment, offset by net proceeds from the sale of short-term investments.

    Net cash provided by financing activities totaled $41,732,828 and $34,836,989 for the nine months ended September 30, 2000 1999 respectively. Cash flow from financing activities during the nine months ended September 30, 2000 was generated from the restricted cash placed in escrow in connection with the proceeds from the sale of our 12 3/4% Senior Notes due in 2008, proceeds from financing with an equipment vendor and proceeds from the issuance of common stock upon the exercise of stock options and an investment by NEON Communications.

    We anticipate that we will continue to experience negative cash flow as we expand our network, construct networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and Mid-Atlantic regions. As a result, we intend to use our cash on hand and the remaining net proceeds of our 1998 public offerings, and will have to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity/or debt securities if we are to complete our expansion as currently planned.

    Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

    - demand for our services or cash flow from operations is less than or more than expected;

    - our plans or projections change or prove to be inaccurate;

    - we make acquisitions; or

    - we accelerate deployment of our network or otherwise alter the schedule or targets for the implementation of our business plan.

    The expectations of required future capital expenditures are based on our current estimates.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS
No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on our consolidated financial statements based on our current structure and operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. We are required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. We are currently evaluating the effects that this guidance is expected to have on the Company's consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION
NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on our consolidated financial statements.

RISK FACTORS

    There are a number of important factors that could affect the business and future operating results of NEON Communications and NEON Optica, including, without limitation, the factors set forth below, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors. Any of the following factors could have a material adverse effect on our business and our future operating results.

RISKS RELATING TO OUR BUSINESS STRATEGY

    WE HAVE HAD SIGNIFICANT NET LOSSES AND OUR OPERATING RESULTS HAVE VARIED AND WILL CONTINUE TO VARY SIGNIFICANTLY.

    We have incurred net losses since our inception. Our future operating results will fluctuate annually and quarterly due to several factors, some of which are outside our control. These factors include pricing strategies for our services, changes in telecommunications technology, changes in the regulatory environment, cost and timely availability of equipment, cost of construction and changes in general and local economic conditions.

    OUR BUSINESS STRATEGY DEPENDS UPON ANTICIPATED CUSTOMER DEMAND FOR OUR SERVICES, AND OUR FAILURE TO OBTAIN CUSTOMERS FOR OUR SERVICES AT PROFITABLE RATES WOULD ADVERSELY AFFECT OUR BUSINESS RESULTS.

    Our ability to become profitable depends upon our ability to secure a market for our services and obtain service contracts with our communications customers. Many of our targeted customers may also be our potential competitors. If our services are not satisfactory or cost competitive, our targeted customers may utilize other providers where available, or construct their own networks, which would reduce their need for our services and create future sources of competition for us.

    INTENSE COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY FROM A BROAD RANGE OF COMPETITORS MAY PREVENT US FROM OBTAINING CUSTOMERS AND REQUIRE US TO LOWER PRICES.

    The telecommunications industry is highly competitive. We face substantial competition from companies with significantly greater financial and other resources whose capacity is interchangeable with the capacity we offer, including incumbent local telephone companies, competitive local telephone companies and major long distance companies. In addition, potential competitors capable of offering services similar to those offered by us include other communications service providers that own and operate their own networks and equipment, including cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks. Four of our principal stockholders, Northeast Utilities, New England Business Trust (an affiliate of Energy East Corporation), Consolidated Edison Communications, Inc., and Exelon Ventures Corporation each own or have rights, through one or more affiliates, to fibers in the cable that includes a portion of our network, which permits each of them to compete directly with us in the future if they use these fibers for purposes other than their corporate requirements. Our rights-of-way are non-exclusive so that other service providers (including the utilities themselves) could install competing networks using the same rights-of-way.

    BECAUSE WE OFFER A RELATIVELY NARROW RANGE OF SERVICES IN COMPARISON TO SOME OF OUR COMPETITORS, WE CANNOT ACHIEVE REVENUES COMPARABLE TO COMPANIES OFFERING A BROADER ARRAY OF SERVICES AND MAY BE AT A COMPETITIVE DISADVANTAGE WITH RESPECT TO THE SERVICES WE OFFER.

    Unlike more diversified telecommunications companies, we derive and expect to continue to derive substantially all of our revenues from the leasing of fiber optic capacity on a wholesale basis to our customers, most of whom are telecommunications companies and Internet service providers serving end-users. The limited nature of our current services could limit our potential revenues and result in our having lower revenues than competitors which provide a wider array of services.

    DUE TO RAPIDLY EVOLVING TECHNOLOGIES IN OUR INDUSTRY AND THE UNCERTAINTY OF FUTURE GOVERNMENT REGULATION, OUR CURRENT BUSINESS PLAN MAY BECOME OBSOLETE AND WE MAY BE UNABLE TO MAINTAIN A COMPETITIVE POSITION IF WE ARE UNABLE TO SUCCESSFULLY ADJUST OUR PRODUCTS, SERVICES AND BUSINESS STRATEGIES AS REQUIRED.

    In the future, we may become subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecommunications Act of 1996. The introduction of new services and products or the emergence of new technologies may change the cost or increase the supply of services and products similar to those which we provide. We cannot predict which of many possible future product and service offerings will be crucial to maintain our competitive position or what expenditures will be required to develop profitably and provide such products and services. Prices for our services to carriers specifically, and interstate services in general, may decline over the next several years due primarily to price competition to the extent that network providers continue to install networks that compete with our network. We also believe that there will be technological advances that will permit substantial increases in the transmission capacity of both new and existing fiber.

    A LIMITED NUMBER OF CUSTOMERS HAS ACCOUNTED FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES.

    Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1998, three customers accounted for 50%, 19% and 12% of revenues, respectively. In 1999, three customers accounted for 18%, 16% and 13% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues of a small number of customers.

RISKS RELATING TO THE EXPANSION AND OPERATION OF OUR FIBER OPTIC NETWORK

    THE SUCCESSFUL, TIMELY AND COST-EFFECTIVE EXPANSION OF OUR FIBER OPTIC NETWORK WITHIN THE NORTHEAST AND INTO THE MID-ATLANTIC REGION IS CRUCIAL TO OUR BUSINESS PLAN, AND DEPENDS UPON NUMEROUS FACTORS BEYOND OUR CONTROL.

    Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and into the Mid-Atlantic region. Among the major factors that could affect our success are:

    - any delay or difficulty experienced by Consolidated Edison Communications or Exelon Ventures Corporation in the performance of their obligations under our agreements with them, which were closed on September 14, 2000; and

    - the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

    Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan.

    THE EXPENDITURES NECESSARY TO SUFFICIENTLY EXPAND OUR FIBER OPTIC NETWORK AND DEVELOP OUR SERVICES IN ORDER TO SATISFY THE CURRENT AND FORECASTED DEMANDS OF OUR CUSTOMERS MAY SURPASS OUR AVAILABLE CASH, AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL TO DEVELOP OUR SERVICES ON A TIMELY BASIS AND ON ACCEPTABLE TERMS.

    Although we have expended significant resources in building our network and the development of our customer base, we will require significant additional cash in order to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. These expenditures for expansion and for more services, together with associated operating expenses, will reduce our cash flow and profitability until we establish an adequate customer base throughout all of our coverage areas. To date, we have expended substantial amounts on construction of our network from the proceeds of our financing activities and, accordingly, we have generated negative cash flow. We may need to obtain additional capital to expand our services and increase our service territory, and cannot guarantee that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

    WE OBTAIN SOME OF THE KEY COMPONENTS USED IN OUR FIBER OPTIC NETWORK FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD DISRUPT OUR OPERATIONS AND RESULT IN A SUBSTANTIAL LOSS OF REVENUES.

    We depend upon a small group of suppliers for some of the key components and parts used in our network. In particular, we purchase cable from Lucent-Fitel and from Corning, and we purchase fiber optic equipment from Nortel Networks, Cisco Systems and Sycamore Networks. Any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our network could disrupt our operations.

    OUR FIBER OPTIC NETWORK, WHICH IS OUR SOLE SOURCE OF REVENUE, IS VULNERABLE TO PHYSICAL DAMAGE, CATASTROPHIC OUTAGES, POWER LOSS AND OTHER DISRUPTIONS BEYOND OUR CONTROL, AND THE OCCURRENCE OF ANY OF THESE FAILURES COULD RESULT IN IMMEDIATE LOSS OF REVENUES, PAYMENT OF OUTAGE CREDITS TO OUR CUSTOMERS AND, MORE IMPORTANTLY, THE LOSS OF OUR CUSTOMERS' CONFIDENCE AND OUR BUSINESS REPUTATION.

    Our success in marketing our services to our customers requires that we provide high reliability, high bandwidth and a secure network. Our network and the infrastructure upon which it depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other disruptions beyond our control that may cause interruptions in service or reduced capacity for customers. Our agreements with our customers typically provide for the payment of outage related credits (a predetermined reduction or offset against our lease rate when a customer's leased facility is non-operational or otherwise does not meet certain operating parameters) or damages in the event of a disruption in service. These credits or damages could be substantial and could significantly decrease our net revenues. Significant or lengthy outages would also undermine our customers' confidence in our fiber optic network and injure our business reputation.

RISKS RELATING TO OUR RIGHTS-OF-WAY

    WE COULD LOSE THE CONTRACT RIGHTS UPON WHICH WE RELY TO OPERATE AND MAINTAIN OUR NETWORK IN THE EVENT OF BANKRUPTCY PROCEEDINGS RELATING TO ONE OR MORE OF THE THIRD PARTIES THAT HAVE GRANTED TO US THE RIGHT TO BUILD AND OPERATE OUR NETWORK USING THEIR RIGHTS-OF-WAY.

    The construction and operation of significant portions of our fiber optic network depend upon contract rights known as indefeasible rights-of-use. Indefeasible rights-of-use are commonly used in the telecommunications industry, but remain a relatively new concept in property law. Although indefeasible rights-of-use give the holder a number of rights to control the relevant rights-of-way or fiber optic filaments, legal title remains with the grantor of the rights. Therefore, the legal status of indefeasible rights-of-use remains uncertain, and our indefeasible rights-of-use might be voidable in the event of bankruptcy of the grantor. If we were to lose an indefeasible right-of-use in a key portion of our network, our ability to service our customers could become seriously impaired and we could be required to incur significant expense to resume the operation of our fiber optic network in the affected areas.

    DESPITE OUR EXISTING RIGHTS-OF-WAY, WE MAY BE FORCED TO MAKE SUBSTANTIAL ADDITIONAL PAYMENTS TO THE AFFECTED LANDOWNERS OR REMOVE OUR NETWORK FROM THEIR PROPERTY, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS AND OUR RESULTS OF OPERATIONS.

    Our indefeasible rights-of-use depend on the grantor's interest in the property on which our network is located. To the extent that a grantor of an indefeasible right-of-use has a limited easement in the underlying property and not full legal title, the adequacy of our indefeasible rights-of-use could be challenged in court. For example, in May 1999, AT&T entered into a costly settlement of a class action suit brought by landowners who asserted that the railroad-based rights-of-way upon which AT&T had relied to build portions of its fiber optic network were insufficient to permit AT&T to use these rights-of-way for telecommunications purposes.

    We believe that it is likely that a number of landowners may make similar claims against us based on our use of utility rights-of-way for our telecommunications purposes. In fact, some landowners have already asserted claims against us on this basis, and, to date, in two cases, rather than electing to contest the landowners' interpretation of the scope of the easement, we have made a payment to such landowners to acquire rights-of-way meeting our requirements. We believe that the easements granted by a substantial number of landowners to grantors of our indefeasible rights-of-use are similar in scope to those with respect to which claims have been asserted, and we cannot guarantee that additional claims will not be made in the future.

    BECAUSE SIGNIFICANT PORTIONS OF OUR FIBER OPTIC NETWORK ARE CONSTRUCTED UPON RIGHTS-OF-WAY CONTROLLED BY ELECTRIC UTILITY COMPANIES WHICH GENERALLY PLACE THE OPERATION OF THEIR ELECTRICAL FACILITIES AHEAD OF THE OPERATION OF OUR FIBER OPTIC NETWORK, WE MAY BE UNABLE TO CONSTRUCT AND OPERATE OUR FIBER OPTIC NETWORK IN THE AFFECTED AREAS WITHOUT PERIODIC INTERRUPTIONS AND DELAYS CAUSED BY THE DAY-TO-DAY OPERATIONS OF THESE UTILITY COMPANIES.

    Our rights-of-way agreements with Northeast Utilities, Central Maine Power Company (a subsidiary of Energy East Corporation), Consolidated Edison Communications, Inc., and Exelon Ventures Corporation contain provisions which acknowledge the right of these companies to make the provision of electrical services to their own customers their top priority. These companies are required only to exercise "reasonable care" with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair operation of our network. In addition, some of our ongoing operational efforts are constrained by the limited ability of the utilities to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. We have experienced construction delays in the past as a result of such inability to timely de-energize certain segments and we may experience such delays in the future.

RISKS RELATING TO GOVERNMENT REGULATION

    FEDERAL REGULATION OF THE TELECOMMUNICATIONS INDUSTRY IS CHANGING RAPIDLY AND WE COULD BECOME SUBJECT TO UNFAVORABLE NEW RULES AND REQUIREMENTS WHICH COULD IMPOSE SUBSTANTIAL FINANCIAL AND ADMINISTRATIVE BURDENS ON US AND INTERFERE WITH OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGIES.

    Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence our viability. Consequently, undesirable regulatory changes could adversely affect our business, financial condition and results of operations.

    REVENUES FROM LIT SERVICES TO INTERNET SERVICE PROVIDERS, WHICH REPRESENT A PORTION OF OUR REVENUES, ARE SUBJECT TO CONTRIBUTIONS TO THE FCC'S UNIVERSAL SERVICE FUND.

    While we generally do not deal directly with end-users of telecommunications services and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats Internet service providers purchasing lit services as end-users for these purposes. Our revenues from providing these services, which represent a portion of our revenues, are therefore subject to an assessment of 5.8% of gross interstate revenues for the fourth quarter of 1999, and this assessment could increase.

    IF WE BECOME SUBJECT TO REGULATION AS A COMMON CARRIER IN THE FUTURE, WE WOULD BE SUBJECT TO ADDITIONAL REGULATORY REQUIREMENTS.

    We do not believe that we are currently a "common carrier," but that status could change based on differing interpretations of current regulations, regulatory changes and changes in the way we conduct our business. If we become regulated as a common carrier, we would have to file tariffs for our services with the FCC and submit other reports, and would be required to contribute to federal funds including, but not limited to, those established for Telecommunications Relay Services and for the management of the North American Numbering Plan. These regulatory requirements could impose substantial burdens on us.

    A recent FCC decision requiring incumbent local telephone companies to provide their dark fiber to third parties may increase competition among providers of dark fiber services.

    The Communications Act of 1934 requires incumbent local telephone companies to provide elements of their networks to competitors on an unbundled basis. In a recent decision, the FCC determined that dark fiber is a network element that incumbent local telephone companies must provide to others. The availability of this alternative source of supply could decrease the demand for our dark fiber.

    REGULATORY CHANGES COULD AFFECT RELATIONSHIPS BETWEEN US, OUR COMPETITORS AND CUSTOMERS IN UNFORESEEABLE WAYS THAT COULD REDUCE OUR BUSINESS OPPORTUNITIES.

    Our relationships with the telecommunications companies with whom we deal are all affected by our respective positions in the FCC's regulatory scheme. Accordingly, changes in federal telecommunications law may affect our business by virtue of the interrelationships that exist among us and many of these regulated telecommunications entities. It is difficult for us to forecast at this time how these changes will affect us in light of the complex interrelationships that exist in the industry and the different levels of regulation.

    STATE REGULATION OF COMPANIES PROVIDING TELECOMMUNICATIONS SERVICES VARIES SUBSTANTIALLY FROM STATE TO STATE AND WE MAY BECOME SUBJECT TO BURDENSOME AND RESTRICTIVE STATE REGULATIONS AS WE EXPAND OUR FIBER OPTIC NETWORK INTO A BROADER GEOGRAPHIC AREA, WHICH COULD INTERFERE WITH OUR OPERATIONS AND OUR ABILITY TO MEET OUR STRATEGIC OBJECTIVES.

    We may be subject to state regulation, which can vary substantially from state to state. NEON Optica's subsidiaries in New York and Connecticut have obtained authority to provide intrastate telecommunications services on a competitive common carrier basis. Therefore, these subsidiaries are subject to the obligations that applicable law places on all similarly certificated common carriers including the filing of tariffs, state regulation of certain service offerings, pricing, payment of regulatory fees and reporting requirements. The costs of compliance with these regulatory obligations, or any of the regulatory requirements of other states to which we might become subject, could have a material adverse effect on our operations. Moreover, some of our rights-of-way depend on our status as a common carrier in these states, and if that status were to be successfully challenged, those rights-of-way could be terminated.

    MUNICIPAL REGULATION OF OUR ACCESS TO PUBLIC RIGHTS-OF-WAY IS SUBJECT TO CHANGE AND COULD IMPOSE ADMINISTRATIVE BURDENS THAT WOULD ADVERSELY AFFECT OUR BUSINESS.

    Local governments typically retain the ability to license public rights-of-way, subject to the federal requirement that local governments may not prohibit the provision of telecommunications services. Changes in local government regulation could impose additional costs on our business and limit our operations. Local authorities affect the timing and costs associated with our use of public rights-of-way.

RISKS RELATING TO OUR CAPITALIZATION

    BECAUSE WE HAVE A LARGE AMOUNT OF DEBT, WE WILL BE REQUIRED TO DEVOTE A SIGNIFICANT PORTION OF OUR CASH FLOW TO PAY INTEREST AND WE MAY NOT HAVE SUFFICIENT REMAINING CASH FLOW TO MEET OUR OTHER OBLIGATIONS AND EXECUTE OUR BUSINESS STRATEGIES.

    We are highly leveraged. Our high degree of debt, including NEON Optica's $180 million 12 3/4% Senior Notes Due 2008, could have adverse consequences to the holders of NEON Communication's equity securities. Commencing on August 15, 2002, a substantial portion of our cash flow will be dedicated to the payment of the $22,950,000 per annum of interest expense associated with our debt and such cash flow may be insufficient to meet our payment obligations on our debt in addition to paying our other obligations as they become due. In addition, due to our leverage ratio, our ability to obtain any necessary financing in the future for completion of our network or other purposes may be impaired. Also, certain of our future borrowings may be at variable rates of interest that could cause us to be vulnerable to increases in interest rates. Because we are highly leveraged, we may be at a competitive disadvantage to our competitors and may be especially vulnerable to a downturn in our business or the economy generally, or to delays in or increases in the costs of operating and constructing our network.

    IN CONNECTION WITH NEON OPTICA'S SUBSTANTIAL PUBLIC DEBT, NEON OPTICA HAS AGREED TO SIGNIFICANT RESTRICTIONS ON ITS OPERATIONS THAT LIMIT OUR ABILITY TO ENTER INTO MAJOR CORPORATE TRANSACTIONS, AND AS A RESULT WE MAY BE UNABLE TO PURSUE POTENTIAL CORPORATE OPPORTUNITIES WHICH WOULD BENEFIT NEON COMMUNICATIONS AND ITS STOCKHOLDERS.

    The indenture under which NEON Optica's debt was issued imposes significant operating and financing restrictions on us and our present and future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends and make other restricted payments, create liens, issue and sell capital stock of subsidiaries, guarantee indebtedness, sell assets or consolidate, merge or transfer all or substantially all of our assets. These limitations could prevent us from exploiting corporate opportunities as they arise, which could be detrimental to the interests of our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk related to changes in interest rates, but do not believe that this exposure is material. We do not use derivative financial instruments for speculative or trading purposes.

    We maintain a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. Because we have the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be materially affected.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On September 14, 2000, NEON Communications, Inc. issued 2,476,735 shares of its common stock to Consolidated Edison Corporation, in exchange for approximately $11,300,000 in cash, to be paid over time, and rights in certain fiber optic facilities and 2,131,143 shares of its common stock to Exelon Ventures Corporation, in exchange for approximately $8,050,000 in cash, to be paid over time, and rights in certain fiber optic facilities. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NEON COMMUNICATIONS, INC.

    Please see the matters under "NEON OPTICA, INC.", below. With respect to matters 2 and 4, the stockholders of NEON Optica voted both as stockholders of NEON Optica and as prospective stockholders of NEON Communications.

NEON OPTICA, INC.

    On July 26, 2000, the NEON Optica, Inc. held its Annual Meeting of Stockholders. Five matters were submitted to a vote of security holders:

    1. The election of seven directors to serve for a term of one year and until his or her successor is elected and qualified. The results of the voting were as follows:

NOMINEE                              FOR           WITHHELD
-------                           ----------       ---------
Vincent C. Bisceglia*......       15,951,758          26,792
Victor Colantonio..........       15,951,758          26,792
Katherine Dietz Courage....       15,925,008          53,542
John H. Forsgren...........       15,951,758          26,792
Arthur W. Adelberg*........       15,951,758          26,792
F. Michael McClain.........       15,950,758          27,792
Gary D. Simon..............       15,950,758          27,792

------------------------

*Resigned in August and September 2000, respectively.

    2. Approval of the continuance and amendment of the Company's Amended and Restated 1998 Stock Incentive Plan.

   FOR        AGAINST      ABSTAIN     NON-VOTES
----------   ----------   ----------   ----------
11,878,020    1,626,343       24,543    2,449,644

    3. Approval of the adoption of an amendment to the Company's Second Amended and Restated Certificate of Incorporation in order to increase the shares of Common Stock authorized for issuance from 30,000,000 shares to 60,000,000 shares.

   FOR        AGAINST      ABSTAIN     NON-VOTES
----------   ----------   ----------   ----------
15,756,030      203,123       19,397            0

    4. Approval of the issuance of shares of the Company's common stock to Consolidated Edison Communications, Inc. and Exelon Ventures Corporation in exchange for their contribution to the Company of cash and assets consisting of fiber optic facilities.

   FOR        AGAINST      ABSTAIN     NON-VOTES
----------   ----------   ----------   ----------
13,495,274       16,970       16,662    2,449,644

    5. To ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the current year.

   FOR        AGAINST      ABSTAIN
----------   ----------   ----------
15,964,573       11,119        2,858

ITEM 5.  OTHER INFORMATION

    Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 3.1--Amended and Restated Certificate of Incorporation of NEON Communications, Inc.

        Exhibit 3.2--Restated Certificate of Incorporation of NEON Optica, Inc.

        +Exhibit 10.46--System Agreement by and between NEON
        Communications, Inc., NEON Optica, Inc. and Consolidated Edison Communications, Inc. dated September 14, 2000.

        +Exhibit 10.47--System Agreement by and between NEON
        Communications, Inc., NEON Optica, Inc. and Exelon Ventures Corp. dated September 14, 2000.

        Exhibit 10.48--Registration Rights Agreement by and among NEON Communications, Inc., Consolidated Edison Communications, Inc. and Exelon Ventures Corp. dated September 14, 2000.

        Exhibit 27.1--Financial Data Schedule of NEON Communications, Inc.

        Exhibit 27.2--Financial Data Schedule of NEON Optica, Inc.

    (b) Reports on Form 8-K

       Current Report of NEON Communications, Inc. on Form 8-K dated
           September 14, 2000.

------------------------

+  Confidential treatment requested as to certain portions.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEON COMMUNICATIONS, INC.
NEON OPTICA, INC.

By: /s/ VICTOR COLANTONIO                                                     Date: November 14, 2000
-------------------------------------------
Victor Colantonio
President
NEON Communications, Inc. and
NEON Optica, Inc.

By: /s/ WILLIAM F. FENNELL                                                    Date: November 14, 2000
-------------------------------------------
William F. Fennell
Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
NEON Communications, Inc. and
NEON Optica, Inc.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                     EXHIBIT
       ------           ------------------------------------------------------------
 3.1                    Amended and Restated Certificate of Incorporation of NEON
                        Communications, Inc.
 3.2                    Restated Certificate of Incorporation of NEON Optica, Inc.
 10.46       +          System Agreement by and between NEON Communications, Inc.,
                        NEON Optica, Inc. and Consolidated Edison Communications,
                        Inc. dated September 14, 2000.
 10.47       +          System Agreement by and between NEON Communications, Inc.,
                        NEON Optica, Inc. and Exelon Ventures Corp. dated
                        September 14, 2000.
 10.48                  Registration Rights Agreement by and among NEON
                        Communications, Inc., Consolidated Edison Communications,
                        Inc. and Exelon Ventures Corp. dated September 14, 2000.
 27.1                   Financial Data Schedule of NEON Communications, Inc.
 27.2                   Financial Data Schedule of NEON Optica, Inc.

------------------------

+   Confidential treatment requested as to certain portions.