Form 10-K
period 2000-12-31
NEON COMMUNICATIONS INC; NORTHEAST OPTIC NETWORK INC
filed 2001-04-02
CIK 1116086, 1062233

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM         TO         .

     COMMISSION         EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS; STATES OF    IRS EMPLOYER
        FILE            INCORPORATION; ADDRESSES, INCLUDING ZIP CODE, AND TELEPHONE NUMBERS,  IDENTIFICATION
       NUMBER             INCLUDING AREA CODE, OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES        NUMBER
- ---------------------   --------------------------------------------------------------------  --------------
 000-31531              NEON Communications, Inc. (a Delaware corporation)                       04-3523408
                        2200 West Park Drive
                        Westborough, Massachusetts 01581
                        (508) 616-7800

 000-24653              NEON Optica, Inc. (a Delaware corporation)                               04-3056279
                        c/o NEON Communications, Inc.
                        2200 West Park Drive
                        Westborough, Massachusetts 01581
                        (508) 616-7800

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
       NEON Communications, Inc.--Common Stock, Par Value $0.01 Per Share
                NEON Optica, Inc.--12 3/4% Senior Notes due 2008

                           --------------------------

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

NEON Communications, Inc.:  Yes /X/  No / /    NEON Optica, Inc.:  Yes /X/  No
/ /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K / /

    At March 1, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $40,264,352.

    At March 1, 2001 there were 21,334,282 shares of the Company's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from a definitive Proxy Statement expected to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This report includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this prospectus regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Risk Factors", that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These risks include:

    - our need for additional financing;

    - our history of significant net losses;

    - the cost, funding and timing of our network expansion;

    - our small number of customers and difficulties in obtaining new customers;

    - service disruptions on our network;

    - government regulation; and

    - disputes regarding or loss of rights of way through which our network runs.

    Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other significant transactions with which we may be involved. We do not assume any obligation to update any forward-looking statements.

ITEM 1. BUSINESS

    Our principal executive offices are located at 2200 West Park Drive, Suite 200, Westborough, Massachusetts 01581 and our telephone number is
(508) 616-7800.

    References in this document to "we," "us," "our" and "the Company" refer to NEON Communications, Inc. and its subsidiary, NEON Optica, Inc., except that they refer to NEON Optica, Inc. and its subsidiaries in the discussion under the subheadings "NEON Optica, Inc." appearing in Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the financial statements of NEON Optica, Inc. appearing under Item 8--Financial Statements and Supplementary Data. References in this document to "NEON Communications" refer to NEON Communications, Inc. and its subsidiary, NEON Optica, Inc., and references to "NEON Optica" refer to NEON Optica, Inc. and its subsidiaries.

GENERAL

    We own and operate a technologically advanced, high-bandwidth fiber optic network, consisting of approximately 1,900 route miles. Our network averages approximately 43 fibers per mile and therefore includes a total of approximately 81,000 fiber miles. It extends from Portland, Maine to Washington, D.C. In September 2000, we signed agreements with Consolidated Edison Communications and Exelon

Ventures Corporation which will further extend our network into and around New York City, Philadelphia and Washington, D.C., thereby increasing the reach of our network by approximately 400 additional route miles, and approximately 9,000 additional fiber miles.

    We have built our network primarily using electric utility rights-of-way, which we believe provide significant competitive advantages compared to alternative rights-of-way in our territory, such as railbeds and highways. Most significantly, our utilization of electric utility rights-of-way allows us to provide alternative routes to our customers which, when combined with their existing routes over more conventional rights-of-way, provide more reliable redundant routes than if our network utilized the same rights-of-way as their existing capacity because our alternative routes would not share common points of failure with the other conventional routes. These utility rights-of-way also enable us to provide direct connections to our customers.

    We connect our carrier customers to our network's backbone by building connections to their facilities. We currently provide our customers with the following services:

    - SONET PRIVATE LINE LIT FIBER SERVICES. Fixed, high-bandwidth amounts of point-to-point long-haul or local access transport capacity with our optical transmission equipment offered across our network at fixed-cost pricing.

    - DARK FIBER LEASES. Fiber strands contained within a fiber optic cable which has been laid but does not include optical transmission equipment.

    - LAMBDA EXPRESS MANAGED WAVELENGTH SERVICES. Exclusive long-term use of one or more wavelengths on a single fiber optic strand coupled with our optical transmission equipment, primarily on long-haul routes. This service was rolled out in the fourth quarter of 2000 and we expect revenues from this service beginning in 2001.

    - COLLOCATION. Rental space in our carrier class points of presence in which carrier customers bond electronically and semi-permanently to our network.

OUR ADVANCED FIBER OPTIC NETWORK

    We use state-of-the-art technology throughout our fiber optic network. Our network consists of fiber optic communication paths, which allow for high-speed, high-quality transmission of voice, data and video communications. Fiber optic systems use laser-generated light waves to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, are resistant to external signal interference and connect directly to digital switching equipment or digital microwave systems.

    Our network is almost completely optical and incorporates almost exclusively mid- to late-1990s state-of-the-art fiber optic technology. Because we began construction of our network in the mid-1990s, our facilities benefit from recent technological advances such as Lucent's non-zero dispersion shifted AllWave and TrueWave fiber and are well-positioned to support future advances in optronics and compression technology as they become available, which will allow us to offer more bandwidth carrying capacity at decreasing incremental costs.

    Since our inception, we have been committed to utilizing state-of-the-art fiber optic technologies throughout our network. While the potential capacity and performance of these technologies may sometimes surpass our customers' current needs, we believe that the additional expenses that we have incurred and will continue to incur through our deployment of these technologies will provide us with a competitive advantage over time and minimize the need for costly infrastructure updates in the future.

    We offer end-to-end fiber optic capacity utilizing bi-directional SONET ring architecture, which has the ability to route customer traffic in two directions around a ring design thereby minimizing service interruptions due to fiber cuts. Our system is continuously monitored to maintain quality control on a 24-hour basis and to alert us of any degradation of signal or loss of fiber capacity, and to pinpoint the location of such difficulty and enable us to repair or replace impaired fiber quickly.

RIGHT-OF-WAY AGREEMENTS

    We acquire our rights-of-way principally from electric utilities in the territory covered by our system. We believe that these rights-of-way are superior to alternative rights-of-way available in the Northeast and Mid-Atlantic regions, because electric utility rights-of-way provide near ubiquitous urban and intercity coverage at lower cost and because the frequent need to depart from or work around gaps in other rights-of-way often entail significant expenditures and a lengthy and expensive community-by-community approval process. Furthermore, installing cable in electric utility rights-of-way is often safer, easier and faster, because the cable is placed in existing underground conduits and ducts or installed on existing towers and poles. With other rights-of-way, such as those along highways and railroad tracks, cable must often be buried in trenches, a process often hampered by accommodating commuter rush hours, complying with stringent environmental laws, crossing water, trenching and blasting bedrock. In addition, we believe that electric utility rights-of-way provide the potential to establish communications connections to nearly every building, business park and industrial complex in our service territory.

CONSOLIDATED EDISON COMMUNICATIONS AGREEMENT AND EXELON VENTURES CORPORATION
  AGREEMENT

    On September 14, 2000, we closed agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon Ventures Corporation (Exelon). Under the terms of these agreements, we will receive an indefeasible right to use (IRU) fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, DC. At the same time, both CEC and Exelon will also provide connectivity from NEON's backbone system to their respective local distribution facilities in CEC and Exelon service areas. This interstate and intrastate communications network will operate under the NEON brand, expanding NEON's network within New York and the Mid-Atlantic region. The term of the IRU granted under the CEC agreement is for no less than 25 years and the term of the IRU granted under the Exelon agreement is for 20 years with five-year extension periods.

    As part of these agreements, NEON Communications has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of December 31, 2000, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of NEON Communications' fully diluted common stock. Pursuant to a Stockholders' Agreement among NEON Communications, CEC, Exelon and a subsidiary of Northeast Utilities entered into in connection with the CEC and Exelon agreements, CEC and Exelon have each nominated a member of NEON Communications' Board of Directors.

    As of December 31, 2000, we have not yet received all of the assets to be provided by CEC and Exelon under the agreements and, therefore, have recorded a subscription receivable on the consolidated balance sheets included in this Annual Report. The addition of certain tangible and intangible assets received in consideration for the stock provided to CEC and Exelon under these agreements will result in significant depreciation and amortization expense and an increase in our net loss per share over the terms of the related agreements. In addition to the IRUs, CEC and Exelon have also agreed to contribute to us cash totaling $11,300,000 and $8,050,000, respectively, over the period from September 14, 2000 to April 15, 2005, for the build-out of local points of presence (POPs) and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. To date, CEC and Exelon have made payments of approximately $6,422,000 and $4,486,000, respectively.

    In March 2001, we signed a term sheet with Exelon, pursuant to which Exelon would purchase $13 million in subordinated convertible notes from us, bearing interest at a rate of at least 19.5% and due 2008. A provision in the term sheet provides for an additional payment from Exelon of $10 million on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under the September 2000 agreements with Exelon. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000.

NORTHEAST UTILITIES AGREEMENTS

    In 1994 and 1995, we entered into a series of agreements with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to these agreements, we have acquired indefeasible rights-of-use in fiber optic filaments along Northeast Utilities' rights-of-way and pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that we generate on the portion of our network located on Northeast Utilities' rights-of-way.

    A portion of the system, comprised of 12 fibers within the cable, is owned by and has been set aside for Northeast Utilities' use. Northeast Utilities may lease these fibers to third parties, provided that prior to September 2001, Northeast Utilities is not permitted to assign any fibers or resell capacity on these 12 fibers to certain specified carriers except for certain limited purposes. After September 2001, Northeast Utilities will be free to use these fibers to compete with us.

    Our agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay to us an amount equal to the fair market value of the system built on Northeast Utilities' rights-of-way less the 12 fibers set aside for Northeast Utilities' use, or allow us to retain our indefeasible rights-of-way and receive from us an annual payment equal to 10% of our gross revenue from the fiber optic system on Northeast Utilities' rights-of-way, which payment would be in addition to the other annual payments under our agreements with Northeast Utilities.

CENTRAL MAINE POWER COMPANY AGREEMENT

    In January 1997, we entered into an agreement with Central Maine Power Company, a subsidiary of Energy East Corporation, in which Central Maine Power granted to us a right-of-use in fiber optic filaments within a cable along a designated route in Central Maine Power's service territory. In exchange for the rights-of-use, we agreed to pay to Central Maine Power an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment.

    Our rights-of-use do not apply to six fibers that have been set aside for Central Maine Power's use. Central Maine Power may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given installation date. After such seven-year period, to the extent that Central Maine Power has excess capacity on these six fibers, Central Maine Power is required to negotiate in good faith with us to provide such excess capacity to us before making it available to third parties. If we do not enter into an agreement with Central Maine Power with respect to such excess capacity, Central Maine Power will be able to use such capacity to compete with us.

    Our agreement with Central Maine Power Agreement has an initial term of 30 years and expires in January 2027. Thereafter it is renewable at our option for an additional ten-year term. In the event that we elect to renew our agreement with Central Maine Power, we must pay to Central Maine Power an annual payment equal to 10% of our gross annual revenue from our fiber optic system constructed along Central Maine Power's rights-of-way, which payment would be in addition to the other annual payments under our agreement with Central Maine Power.

BOSTON AGREEMENTS

    In July 1998, we entered into a fiber optic lease agreement with NEES Communications, Inc., a subsidiary of New England Electric System, and a fiber optic use agreement with BecoCom, Inc., a subsidiary of NSTAR. Pursuant to the terms of these agreements, we acquired the right to use certain fibers, to be constructed and maintained by NEES Communications and BecoCom, respectively, on a route running from Hudson, New Hampshire to Boston, Massachusetts terminating at our point of presence and carrier centers targeted by us.

    We currently use these fibers and, under the terms of these agreements, we are required to pay a monthly fee, and have agreed to share a portion of the revenue generated from the use of these fibers (in excess of a base revenue amount specified in each agreement). Both the NEES Com agreement and the BecoCom agreement have an initial term of 20 years, with the potential to negotiate for up to two additional, consecutive five-year extensions.

OTHER AGREEMENTS

    In July 1998, we entered into an agreement with Qwest Communications Corporation in which Qwest agreed to grant us an indefeasible right-of-use in certain fibers along a route segment to be constructed between Boston and New York City. In consideration of such grant, we agreed to pay to Qwest a fee in a series of installments. Although the Qwest agreement permits us to grant capacity in lit fiber to third parties, we may not grant indefeasible rights-of-use in dark fiber to third parties for five years following the availability date of the Boston-New York segment. The term of the Qwest agreement is for approximately 20 years, but may be terminated at any time upon the occurrence of certain uncured defaults by us or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

    We also have a number of agreements with Verizon to use certain rights-of-way along pole lines and within ducts in various areas throughout the Northeast to supplement our primary means of procuring rights-of-way.

NEON SERVICES

    We offer lit fiber leases, dark fiber leases, managed wavelength services and collocation and design, engineering and construction services to our customers.

    LIT FIBER LEASES. Pursuant to our lit fiber leases with our customers, we provide a specific amount of capacity between any two or more points on our system as specified by the carrier. Lit services involve the installation of optronic terminals by us, to the carrier's specifications, that light the fiber and transmit/receive capacity on the network. Our lit fiber lease agreements generally have an initial term of approximately one to five years and provide that our lit fiber customers will make monthly payments throughout the life of the lease. We anticipate that as our business matures, a majority of our revenues will be derived from lit fiber leases.

    DARK FIBER LEASES. The leasing of dark fiber allows a carrier to interconnect any two or more specific points on our system. Dark fiber leases require a carrier to install its own optronic equipment and permits a carrier to use as much or as little capacity as it desires and to customize its capacity with feature-rich technology and its network protocols that differentiate that carrier's product offerings from others. As a result, the carrier can deploy the dark fiber for whatever purpose it chooses while we remain invisible to the carrier's end-user. While a substantial portion of our revenues are derived from dark fiber arrangements, we intend to direct the focus of our marketing efforts away from dark fiber and into the lit fiber services area.

    LAMBDA EXPRESS MANAGED WAVELENGTH SERVICES. Through our Lambda Express managed wavelength services, we provide our customers with exclusive long-term use of one or more wavelengths on a single fiber optic strand. We refer to this service as a "virtual fiber", because we are able to provide many customers with secure, individualized and scalable service on the same fiber optic strand. We provide wavelength services on primarily on a long-haul basis. This service was rolled out in the fourth quarter of 2000 and we expect revenues from this service beginning in 2001.

    COLLOCATION SERVICES. We provide collocation space to our customers who have a need for a carrier class operating environment for their communications and networking equipment. We have invested substantial resources into our collocation facilities and provide our customers with the power, back-up generator, HVAC, security and dry fire suppression systems which our customers demand.

    OTHER SERVICES. Other services consist of nonrecurring design, engineering and construction services. Fees for these nonrecurring services are non-refundable, and the revenues are recognized ratably over the term of the network service contract to which these services ultimately relate.

CUSTOMERS

    We are targeting voice and data communications companies as customers. Our system enables these companies to link geographically separated central offices and points of presence with primary or redundant connections in their networks. Our facilities also enable carriers to connect their networks directly into the premises of their end-users.

    To date, we have entered into contracts with 47 customers, of which several are Fortune 1000 companies. Our customers include common carriers, internet infrastructure companies and wireless service providers. The terms of our customer contracts generally are approximately 20 years for dark fiber and one to five years for lit fiber, with monthly payments. The monthly lease rates cover dark fiber and/or lit fiber leased from us. In addition, the contracts typically provide for outage related credits, a predetermined reduction or offset against the customer's lease rate when a customer's leased facility is non-operational or does not meet the customer's operating parameters, and also typically require us to maintain adequate insurance coverage, including product liability coverage. Customers from whom we derive greater than 10% of our revenue include CTC Communications and Level 3 Communications.

    Our targeted customer base includes the following:

    INCUMBENT LOCAL EXCHANGE CARRIERS AND INDEPENDENT TELCOS. Incumbent local exchange carriers typically require some interstate paths for internal communications, signal control and operator services. Incumbent local exchange carriers also require intrastate capacity to connect central offices to one another and to connect central offices to points of presence and customer premises.

    FACILITIES-BASED INTEREXCHANGE CARRIERS. Interexchange Carriers typically require (a) regional short-haul connectivity from their national backbone facilities to originate and terminate traffic deeper into the customer base;
(b) redundant routing to ensure reliability in their networks; and
(c) additional capacity for their customers as minutes-of-use and IP bandwidth requirements increase.

    COMPETITIVE LOCAL EXCHANGE CARRIERS. Competitive Local Exchange Carriers typically require interconnection between their local networks and extensions further into the community. Internet service providers. Internet service providers typically require distribution channels to Interexchange Carriers and LEC switches and interconnection to Internet service providers switches.

    CABLE TELEVISION COMPANIES. Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add interactive programming and Internet and data transfer capabilities and to consolidate head-end facilities.

    WIRELESS COMMUNICATION COMPANIES. Wireless companies typically require land-based back-hauling of traffic from towers to their switches and also capacity between their switches with Interexchange Carriers, points of presence, and Incumbent Local Exchange Carriers central offices. Microwave carriers typically require fiber optic capacity to replace microwave service as their primary source of communications capacity.

SUPPLY RELATIONSHIPS

    We have entered into agreements and arrangements for the supply of equipment and services relating to the construction of our system. In choosing our suppliers, we use such criteria as the quality and performance of the product for the intended purpose, pricing, and the ability of the supplier to meet our delivery schedule and technical support requirements. We purchase optronic network multiplexers and network services from Nortel Networks, Sycamore Networks and Cisco Systems and cable from Fitel/Lucent Technologies, Inc., Corning and FOCAS, Inc. The cable purchased from Fitel and FOCAS includes Lucent's patented TrueWave and AllWave fibers, which we believe contains certain favorable performance characteristics that reduce our investment in signal enhancing network equipment. We believe that there are alternative suppliers or alternative components for all of the components contained in our system. However, any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our system could disrupt our operations and, if such disruption continued for an extended period of time, it could have a material adverse effect on our business, financial condition and results of operations.

    Recently, one of our major suppliers has informed us that they will not continue to sell equipment to us on normal credit terms. We are currently negotiating with this supplier to obtain a deferral of amounts already owed to them.

COMPETITION

    The telecommunications industry is highly competitive, and we face substantial competition. Many of our existing and potential competitors have financial, management and other resources that are substantially greater than ours, as well as other competitive advantages, including established reputations in the communications market.

    We are currently aware of communications carriers that own or lease fiber optic networks in our current and proposed service areas (such as AT&T, MCI/WorldCom, Sprint and Verizon) and of other carriers that own or lease fiber optic networks in our current and proposed service areas (such as Broadwing, Qwest Communications International, Metromedia Fiber Network, Level 3 Communications and RCN) that employ advanced technology comparable to that of our system.

    In the cities connected by our system, we also face significant competition from the incumbent local exchange carriers, which currently dominate their respective local markets. In addition, we face competition from competitive local exchange carriers and wireless competitors in the cities in which we plan to build our networks.

    Most communications carriers already own fiber optic cables as part of their communications networks, and each of these carriers could, and some do, compete directly with us in the market for leasing fiber capacity.

    Some local cable television companies have extensive coaxial cable networks in place that have been or could be further upgraded to fiber optic cable. To the extent that local cable television companies decide to equip their networks with fiber optic cable, they are our potential direct competitors.

    We also face potential competition from the utilities which have granted us rights-of-way in certain portions of our system, which use may include competition with us. See "Right-of-Way Agreements."

GOVERNMENTAL REGULATION

    While we believe that we are not directly subject to common carrier regulation (except to the extent we have been certified to provide common carrier services through the NEON Optica subsidiaries in Connecticut and New
York), we are part of an industry that is highly regulated by federal, state and local governments whose regulatory actions are often subject to judicial modification. In light of the changes that are occurring in the regulation of telecommunications, we cannot forecast whether or not we will be subject to additional regulation in the future.

    Separate and apart from our unregulated provision of fiber capacity, we are subject to common carrier regulation to the extent that NEON Optica's Connecticut and New York subsidiaries provide telecommunications services. Currently, these subsidiaries are not providing common carrier service. By virtue of their status as common carriers, these subsidiaries are subject to certain laws and regulations at the federal, state and local levels.

FEDERAL REGULATION

    Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last five years as the result of the adoption by Congress of the Telecommunications Act of 1996 on February 8, 1996. The Telecommunications Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934, as amended was enacted. The Telecommunications Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including competitive local exchange carriers, with additional requirements imposed on incumbent local exchange carriers. The Telecommunications Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks.

    After lengthy legal proceedings, the FCC adopted revised guidelines implementing the interconnection and local competition provisions of the Telecommunications Act. In order to foster competition in the local exchange market, the FCC required incumbent local exchange carriers to offer unbundled access to their telecommunications networks to competitive local exchange carriers at cost-based rates, including access to dark fiber. This could decrease the demand for fiber provided by the company. However, the long and short term effects of the FCC's guidelines have yet to be ascertained.

    Aside from the impact of the Telecommunications Act, we believe that federal regulation does not affect us directly because we are not currently regulated as a common carrier under federal law. Federal law imposes certain legal requirements on common carriers who engage in interstate or foreign communication by wire or radio. These legal requirements apply to telecommunications carriers to the extent they engage in the provision of telecommunications services. Telecommunications carriers that provide telecommunications services and common carriers are essentially the same. Each provides communications services directly to the public or to all potential users on a nondiscriminatory basis subject to standardized rates, terms and conditions. We do not believe that we currently offer our fiber capacity in this manner, because we intend to enter into individual agreements on a selective basis with prospective lessees of our fiber facilities. We therefore do not believe that our provision of dark or lit fiber capacity constitutes telecommunications service or common carriage as defined by the FCC or under the common carrier provisions of the Communications Act. We believe that our lit fiber is provided on a private carrier basis. There are no assurances, however, that the leasing of lit or dark fiber will not be subject to further regulation under the Communications Act of 1934, as amended.

    Accordingly, it is conceivable that the FCC would subject our provision of fiber capacity to common carrier regulation. In 1994, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the question of the FCC's authority to regulate dark fiber. In addition, the FCC has been petitioned by certain railroad, power and telecommunications associations, none of which are affiliated with us, to clarify the regulatory status of fiber capacity providers. To date, the FCC has not indicated an intention to rule on this remand.

    As indicated above, NEON Optica's two subsidiaries that have authority to provide telecommunications services on a common carrier basis in New York and Connecticut are subject to regulation under the Communications Act. Neither one is currently offering common carrier services.

    If, and to the extent that, we were deemed to be a common carrier we would be required to comply with several regulatory requirements, including, but not limited to, the duty to:

    - provide such services indiscriminately upon any reasonable request;

    - charge rates and adopt practices, classifications and regulations that are just and reasonable;

    - avoid unreasonable discrimination in charges, practices, regulations, facilities and services;

    - pay into federal funds for Telecommunications Relay Services, the North American Numbering Administration and Local Number Portability;

    - limit our use of Customer Proprietary Network Information to provisioning of the services in connection with which the Customer Proprietary Network was obtained; and

    - be subject to the complaint process at the FCC; and comply with various reporting, regulatory fee payment and other requirements. We might also be required to file tariffs setting forth the rates for our services. These regulatory requirements could impose substantial burdens on us.

    Notably, however, similarly situated competitors would be subject to comparable regulatory obligations.

    As a provider of interstate telecommunications in our provision of leased fiber capacity, our revenues from such leases to end users are subject to contributions to the FCC's Universal Service Fund, a fund that was established to ensure the availability of affordable basic telecommunications services. As a general matter, revenues received from other telecommunications carriers for fiber capacity we provide are not subject to contribution to the Universal Service Fund. However, our revenues from the provision of fiber capacity to telecommunications carriers who themselves are exempt from contributing to the Fund because their contribution would be less than $10,000 would be subject to such contribution if the carrier notifies us that it is not contributing directly, in which case the carrier is considered to be an end user. In addition, if a carrier purchasing our capacity uses it for its own purposes, then we would be subject to such contribution for the revenue generated from that carrier because it too would be considered an end user. Because certain internet service providers are deemed end users, our revenues received pursuant to fiber capacity leases to such entities would be subject to contributions to the FCC's Universal Service Fund. If such contribution would be less than

$10,000, we would qualify for a DE MINIMUS exemption from contribution to the Fund. The assessment rate is calculated quarterly and was set at 5.6% of gross interstate end-user revenues for the fourth quarter of 2000 and at 6.6% for the first quarter of 2001. The assessment rate may be higher in subsequent years. However, the majority of our current revenue does not qualify as "end-user" revenue.

    Federal telecommunications law may also affect our business by virtue of the inter-relationships that exist among us and incumbent local exchange carriers and interexchange carriers. For example, the FCC issued an order requiring, among other things, that common line access fees charged to interexchange carriers, which previously amounted to more than what was necessary to recover the costs of providing access, shift from being usage driven to a fixed flat cost-based structure. Further access charge reform is pending before the FCC. While it is not possible to predict the precise effect the access charge changes will have on our business or financial condition, the reforms will reduce access charges paid by interexchange carriers, likely eliminating one of the principal disincentives for use of incumbent local exchange carrier facilities by interexchange carriers, which could have a material adverse effect on the use of our fiber optic telecommunications networks by interexchange carriers.

STATE REGULATION

    The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the Telecommunications Act to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

    The state regulatory environment varies substantially from state to state. At present, we do not anticipate that the regulatory requirements to which we will be subject in Connecticut, Maine, Massachusetts, New Hampshire, New York, Vermont and Rhode Island will have any material adverse effect on our operations. In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, there can be no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on us.

    We have determined that there are advantages to having certain of our subsidiaries subject to state regulation in Connecticut and New York. As a regulated carrier in those two jurisdictions, these subsidiaries have access to poles and rights-of-way for our fiber lines that would not be available to us an unregulated lessor of fiber. Our two subsidiaries have obtained authority to provide telecommunications services in these two states. As a result, these subsidiaries will incur certain costs to comply with regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments in Connecticut and New York.

LOCAL GOVERNMENT REGULATION

    In addition to federal and state laws, local governments exercise legal authority that may impact our business. For example, local governments, such as the City of Boston and the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services. Local authorities affect the timing and costs associated with our use of public rights-of-way. These regulations may have an adverse effect on our business.

HISTORY OF OUR COMPANY

    We were incorporated in 1989 in Massachusetts under the name
"FiveCom, Inc." to develop fiber-optic networks in secondary and tertiary markets in the Northeast. Prior to 1994, we were the managing general partner of a venture which built a competitive access provider network in Springfield, Massachusetts and also built several small private networks in eastern Massachusetts. In February 1994, as FiveCom we sold our interest in the Springfield network to Brooks Fiber. Following this sale, we expanded our business strategy to include intra-Local Access Transport Area and long distance facilities using electric utility rights-of-way and changed our focus to target carrier customers rather than end-users.

    Commencing in September 1994, we entered into agreements with Northeast Utilities, pursuant to which we obtained rights-of-way in the service territories of Northeast Utilities and its subsidiaries. In 1996, we raised approximately $16.7 million from private placements of equity securities to MaineCom Services, a wholly-owned subsidiary of Central Maine Power and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities. In January 1997, we entered into an Agreement with Central Maine Power, under which we obtained rights-of-way in Central Maine Power's service territory, and raised an additional $2.6 million from Central Maine Power and other investors in a private equity financing. In 1998 we were reincorporated in Delaware under the name "Northeast Optic Network, Inc."

    Immediately preceding the closing of the agreements with CEC and Exelon, we completed a reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The common stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT", with NEON Optica, Inc., the operating entity, as its wholly-owned subsidiary. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions. NEON Optica, Inc. continues to make periodic reports under the Securities Exchange Act of 1934 in respect of its 12 3/4% Senior Notes Due 2008.

EMPLOYEES

    At March 1, 2001, we employed 184 people. Our employees are not represented by any labor union and we consider our relationship with employees to be satisfactory. We have contracted with third parties to perform a portion of the engineering, routine maintenance, construction supervision activities and network surveillance associated with the construction of our fiber optic system. We have also contracted with various third party contractors for the construction of some parts of our fiber optic system.

ITEM 2. PROPERTIES.

    The NEON system and its component assets are the principal properties currently owned by us or with respect to which we have an IRU. We own substantially all of the communications equipment currently utilized in its business and holds certain ownership interests in the cable comprising the NEON system. Our installed fiber optic cable is laid along the various rights-of-way held by us. See Item 1.--"Right-of-Way Agreements." Other fixed assets are located at various leased locations in geographic areas we serve. Substantially all of our assets are held by NEON Optica, Inc. and its subsidiaries, except for the IRUs and certain interconnections and telecommunications facilities to be received from CEC and Exelon, which will be held by NEON Communications, Inc. The principal asset of NEON Communications, Inc. is all of the outstanding capital stock of NEON Optica, Inc.

    Our executive, administrative and sales offices are located at our principal office in Westborough, Massachusetts. We lease this space (approximately 38,300 square feet) pursuant to a six-year lease that commenced in May 1999.

ITEM 3. LEGAL PROCEEDINGS.

    We are not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the names, ages, positions and a brief description of the business experience during at least the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors of the Company. The executive officers named below serve in the same capacities for both NEON Communications and NEON Optica.

    Stephen E. Courter, 45, Chairman of the Board of Directors and Chief Executive Officer. Mr. Courter joined the Company in December 2000 in his current position. Prior to joining the Company, Mr. Courter was Managing Director and Chief Executive Officer of Energis N.V, a facilities-based network service provider in Holland from June, 1998 to December 2000. From December, 1995 to June, 1998, Mr. Courter was Vice President of Finance and Assistant General Manager of GlobalOne, a joint venture between Sprint, Deutsche Telecom and France Telecom. Prior to joining GlobalOne, from August, 1987 to November, 1995, he served in various positions of increasing responsibility at Sprint International. Earlier in his career, Mr. Courter worked for IBM Corporation and KPMG Peat Marwick LLP.

    William F. Fennell, 56, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Fennell joined the Company in August 1996 and became its Chief Financial Officer and Treasurer in May 1997. From October 1986 to January 1997, Mr. Fennell was Chief Financial Officer of Philips Electronics Group of North America, a manufacturer and distributor of electronic and electrical products. From 1970 to 1986, Mr. Fennell served in various positions at GTE Corporation, including Director of Operations for the Communications Products Group.

    Michael A. Musen, 52, Vice President, Operations. Mr. Musen has served as an officer of the Company since 1992 and became Vice President, Operations in 1996. Prior to joining the Company, Mr. Musen was Vice President of International Communications Services Corp. from 1988 to 1992.

    Kurt J. Van Wagenen, 37, Vice President, Networking and Operations of NEON Communications. Mr. Van Wagenen joined the company in March 2001 in his current position. Prior to joining the Company, Mr. Van Wagenen served in various positions at Verizon Corporation (formerly Bell Atlantic Corporation), including Director of Consumer Sales and Service, Director of Corporate Strategy and Director of Merger Integration from 1997 to February 2001. From 1986 to 1997, Mr. Van Wagenen served in various positions at Nynex Corporation, including Director of New Business Development and Director of Marketing Strategy.

    There are no family relationships among any of the executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    NEON Communications' common stock is listed and traded on the Nasdaq National Market under the symbol NOPT. NEON Communication's common stock began trading on the Nasdaq National Market on September 15, 2000 after the reorganization of Northeast Optic Network, Inc. into a holding company, whereby NEON Communications became the successor to Northeast Optic Network, Inc., which is now a wholly-owned subsidiary of NEON Communications called NEON
Optica, Inc. Northeast Optic Network, Inc. conducted its initial public offering in July 1998. The following table sets forth for the periods indicated the high and low bid prices for our common stock and that of our predecessor as reported for the periods indicated.

                                                               HIGH       LOW
                                                             --------   --------
1998
Third Quarter (beginning July 31, 1998)....................  $ 10.13     $ 5.50
Fourth Quarter.............................................    12.00       4.75
1999
First Quarter..............................................    17.75       8.75
Second Quarter.............................................    20.25      13.50
Third Quarter..............................................    45.13      14.00
Fourth Quarter.............................................    79.00      30.63
2000
First Quarter..............................................   159.00      57.75
Second Quarter.............................................    85.50      27.88
Third Quarter..............................................    67.63      30.75
Fourth Quarter.............................................    35.31       3.50

    The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    On March 1, 2001, the last reported sale price for our common stock was $5.41 per share. As of March 1, 2001, there were approximately 95 holders of record of our common stock and we estimate that there were approximately 13,000 beneficial holders.

DIVIDEND POLICY

    NEON Communications intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. The payment of dividends is within the discretion of NEON Communications' Board of Directors and will be dependent upon, among other factors, our results of operations, financial condition and capital requirements, restrictions imposed by our financing arrangements and legal requirements.

    The terms of NEON Optica's 12 3/4% Senior Notes Due 2008 restrict NEON Optica's ability to pay cash dividends on its Common Stock, all of which is held by NEON Communications.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                 SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA

    We have summarized below NEON Communications' historical consolidated financial data at December 31, 2000 and for each of the years in the five-year period ended December 31, 2000, which were derived from NEON Communications' consolidated financial statements and which have been audited by Arthur Andersen LLP, independent public accountants. You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the Notes thereto included elsewhere in this report. The financial statement balances of NEON Optica are identical to those presented below except for an intercompany payable from NEON Optica to NEON Communications in the amount of $8,672,561, which is eliminated in the presentation of the consolidated results.

                                                                        YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------
                                                    1996          1997         1998(1)          1999           2000
                                                 -----------   -----------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $    13,773   $   394,704   $    863,672   $  5,665,276   $ 13,182,953
Operating expenses.............................    1,185,595     2,693,037      9,175,280     19,895,829     38,908,620
                                                 -----------   -----------   ------------   ------------   ------------
Loss from operations...........................   (1,171,822)   (2,298,333)    (8,311,608)   (14,230,553)   (25,725,667)
Interest income (expense), net.................      125,838        (2,893)    (4,464,583)   (13,299,215)   (16,085,834)
Minority interest(2)...........................      353,222     1,080,200      1,108,933             --             --
Provision for (benefit from) income taxes......       16,000      (261,000)      (315,000)            --             --
                                                 -----------   -----------   ------------   ------------   ------------
Loss before extraordinary item and cumulative
  effect of change in accounting principle.....     (708,762)     (960,026)   (11,352,258)   (27,529,768)   (41,811,501)
Extraordinary item(3)..........................           --            --     (1,363,155)            --             --
Cumulative effect of change in accounting
  principle(7).................................           --            --             --             --     (1,724,007)
                                                 -----------   -----------   ------------   ------------   ------------
Net loss.......................................  $  (708,762)  $  (960,026)  $(12,715,413)  $(27,529,768)  $(43,535,508)
                                                 ===========   ===========   ============   ============   ============
Basic and diluted loss per share before
  extraordinary item and cumulative effect of
  change in accounting principle...............  $     (2.49)  $     (3.37)  $      (1.70)  $      (1.70)  $      (2.43)
                                                 ===========   ===========   ============   ============   ============
Basic and diluted loss per share...............  $     (2.49)  $     (3.37)  $      (1.90)  $      (1.70)  $      (2.53)
                                                 ===========   ===========   ============   ============   ============
Basic and diluted weighted average shares
  outstanding..................................      284,735       284,828      6,675,717     16,172,026     17,235,465
                                                 ===========   ===========   ============   ============   ============
BALANCE SHEET DATA:
Working capital................................                $(3,463,011)  $112,995,534   $ 67,969,107   $   (132,478)
Total assets(4)................................                 23,461,000    291,912,234    280,633,376    281,936,691
Long-term debt, including current maturities...                  2,118,905    180,000,000    180,000,000    180,000,000
Total liabilities..............................                 14,146,776    198,877,550    213,166,586    246,014,818
Stockholders' equity...........................                  9,314,224     93,034,684     67,466,790     35,921,873
OTHER FINANCIAL DATA:
Cash (used in) provided by operating
  activities...................................  $  (315,762)  $  (813,704)  $  2,954,322   $(17,970,325)  $ (9,760,691)
Cash used in investing activities..............   (6,738,898)   (8,798,251)   (93,772,328)   (68,323,061)   (16,660,455)
Cash provided by financing activities..........   11,918,703     5,845,482    147,457,346     33,323,983     42,302,915
Net increase (decrease) in cash and cash
  equivalents..................................    4,864,043    (3,766,473)    56,639,340    (52,969,403)    15,881,769
EBITDA(5)......................................      794,432       665,271     (6,513,314)    (8,080,833)   (13,913,412)
Capital expenditures...........................    6,711,082     5,609,459     38,947,267     48,583,642     76,716,670
Ratio of deficiency to fixed charges(6)........         (4.5)x      (10.11)x        (0.45)x        (0.23)x        (0.78)x

- ------------------------------

(1) If our 1998 reorganization into a Delaware corporation had occurred on January 1, 1998, the pro forma basic and diluted weighted average shares outstanding and the loss per share for the year ended December 31, 1998 would have amounted to 16,065,285 and $0.79, respectively.

(2) Minority interest consisted of the interests of members other than Central Maine Power in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Reorganizations" Changes in minority interest reflected members' capital adjusted by their portion of the net loss.

(3) Extraordinary item reflects the write-off of deferred financing cost of $1,363,155 related to the extinguishment of debt with a portion of the proceeds of the Public Offerings.

(4) In connection with our reorganization in 1998, we recorded an intangible asset of $47,871,068 to reflect our acquisition of Northeast Utilities' minority interest in a subsidiary, NECOM LLC, in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combination (AIN-39).

(5) EBITDA is defined as net loss before interest income (expense), net; loan commitment fees; provision for (benefit from) income taxes; and depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare a company's operating performance and to determine a company's ability to incur and service debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flow from operating activities, or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity.

(6) For purposes of calculating the ratio of deficiency to fixed charges: earnings consist of loss before income tax benefit, plus fixed charges, excluding capitalized interest, and fixed charges consist of interest expenses and capitalized interest, plus amortization of deferred financing costs.

(7) In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which we adopted in the fourth quarter of 2000. Under the guidance of SAB No. 101, we recognize revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges ultimately relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed since we had no further obligations. We are required to adopt this new accounting guidance as of January 1, 2000 through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES. As a result, we have reported a cumulative effect of change in accounting principle of approximately $1,724,000 related to nonrecurring revenues recognized prior to January 1, 2000 in the consolidated statement of operations for the year ended December 31, 2000. These revenues and the associated costs were deferred as of January 1, 2000, to be recognized ratably over terms of the appropriate network services agreements, which range from 1 to 20 years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

OVERVIEW

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

    NEON Optica, Inc. is the wholly-owned subsidiary of NEON
Communications, Inc. and acts as the primary operating entity, generating revenue primarily through the leasing of capacity on our network. The services NEON Optica provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment) at fixed-cost pricing over multi-year terms. NEON Optica also leases space at our facilities (collocation services). Other service revenue includes nonrecurring design, engineering and construction services. NEON Optica generally receives fixed monthly payments from its customers for the leasing of capacity on its network and recognizes revenues ratably over the term of the applicable customer agreement.

REORGANIZATIONS

    We were incorporated in Massachusetts in July 1989 under the name
"FiveCom, Inc." In May 1996, FiveCom LLC, an operating subsidiary majority-owned by us, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, organized NECOM LLC in Massachusetts, with FiveCom LLC owning approximately 60%, and Mode 1 owning approximately 40% of the membership interests in NECOM LLC. In December 1996, FiveCom LLC and MaineCom Services, a wholly-owned subsidiary of Central Maine Power, organized FiveCom of Maine LLC in Massachusetts, with MaineCom owning 66.67%,and FiveCom LLC owning 33.33%, of the membership interests in FiveCom of Maine LLC.

    We were reorganized prior to our July 1998 initial public offering of $180.0 million of 12 3/4% Senior Notes due 2008 and 4.0 million shares of our common stock at $12.00 per share. In April 1998, prior to the reorganization, Central Maine Power exercised its warrants to purchase 5,876 shares of membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and in July 1998, (a) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for shares of our Series B Convertible Preferred Stock; (b) FiveCom LLC and NECOM LLC were each merged with and into our wholly-owned subsidiary; (c) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., our wholly-owned subsidiary; and (d) we were reincorporated in Delaware under the name "NEON Communications, Inc." and our Certificate of Incorporation was amended and restated. In December 1998 FiveCom of Maine was merged with and into NEON Communications, Inc.

    The shares of membership interest in FiveCom LLC received by Central Maine Power upon exercise of its warrant were exchanged for 144,172 shares of our Series B Convertible Preferred Stock, which shares had an estimated value at the time of the reorganization of approximately $4.3 million. Mr. Colantonio, our president, and Mr. Musen, a vice president, exchanged their membership interests in FiveCom LLC for 17,788 shares and 14,549 shares, respectively, of our Series B Convertible Preferred Stock, which shares had an estimated aggregate value at the time of the reorganization of approximately $542,000 and $443,000, respectively.

    Prior to the reorganization, which was completed on July 8, 1998, we held interests in our majority-owned or controlled subsidiaries, FiveCom LLC, FiveCom of Maine LLC and NECOM LLC. The interests of the minority owners of these subsidiaries are reflected on our balance sheet as minority interest in consolidated subsidiaries. As a result of the reorganization, such minority owners became stockholders and the value of our stock received by them over the tangible book value of their minority interests was reflected as goodwill. Prior to our initial public offering of equity and debt, we were included in Central Maine Power's consolidated federal income tax return pursuant to the terms of a tax-sharing arrangement entered into in 1996. The benefit from income taxes represented refundable income taxes from Central Maine Power as a result of this tax sharing arrangement. We currently have no net operating loss carryforwards related to the period prior to our initial public offering as a result of this tax sharing arrangement.

    In September 2000, we entered into agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon Ventures Corporation (Exelon) under which the Company will receive an indefeasible right to use (IRU) fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, DC. As part of these agreements, the Company has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of December 31, 2000, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements. Immediately preceding the closing of the agreements with CEC and Exelon, the Company completed its second reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The common stock of NEON Communications is traded on the Nasdaq National Market under the symbol "NOPT", with NEON Optica, Inc., the operating entity, as its wholly-owned subsidiary. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions. NEON Optica, Inc. continues to make periodic reports under the Securities Exchange Act of 1934 in respect of its 12 3/4% Senior Notes Due 2008.

    In March 2001, we signed a term sheet with Exelon, pursuant to which Exelon would purchase $13 million in subordinated convertible notes from us, bearing interest at a rate of at least 19.5% and due 2008. A provision in the term sheet provides for an additional payment from Exelon of $10 million on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under the September 2000 agreements with Exelon. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    Revenues increased by $7,517,677 or 133% to $13,182,953 in the year ended December 31, 2000 compared to $5,665,276 in the year ended December 31, 1999. Revenues in 2000 were generated by recurring lease services of $10,785,162 and other service revenue of $2,397,791 which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. The primary reason for the increase was the growth in demand for our lit services, revenues from which increased by $6,405,008 or 522% to $7,632,161 in the year ended December 31, 2000 compared to $1,227,153 in the year ended December 31, 1999. Lit services represented 39% and 71%, respectively, of recurring lease revenues during the years ended December 31, 1999 and 2000. Collocation revenues grew by 356% to $1,441,390 in the year ended December 31, 2000 compared to $316,278 in the year ended December 31, 1999.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, which provides guidance on applying generally accepted accounting principles to recognition of revenues. We adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, we recognize revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges ultimately relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because the Company had no further obligations. We are required to adopt this new accounting guidance as of January 1, 2000. In connection with the implementation of SAB No. 101, we have deferred approximately $2,053,000 and $305,000 of revenues and costs, respectively, during the year ended December 31, 2000, to be recognized ratably over the terms of the applicable network services agreements. The results from operations in periods prior to the year ended December 31, 2000 have not been restated to reflect the impact of SAB No. 101. Instead, in accordance with generally accepted accounting principles, the cumulative impact on these periods, totaling $1,724,007, has been recorded as a one-time charge against operations in the year ended December 31, 2000.

    Total cost of revenues for the year ended December 31, 2000 was $10,907,860, an increase of 71% as compared to the $6,365,758 in the year ended December 31, 1999. This increase was primarily due to additional fiber optic facilities leases and increased network surveillance cost, operations and maintenance costs and property taxes resulting from network expansion in our service territory, which expanded from the Northeast into the Mid-Atlantic region during 2000.

    Selling, general and administrative expenses increased 119% to $16,188,505 for the year ended December 31, 2000 compared to $7,380,351 in the year ended December 31, 1999, reflecting increased investment in our sales and marketing and operations infrastructure, including personnel, advertising costs and promotional activities, as well as an increase in management and information technology. Our headcount increased by 225% during the year, from 51 employees as of December 31, 1999 to 166 employees as of December 31, 2000.

    Depreciation and amortization expense increased 92% to $11,812,255 for the year ended December 31, 2000, compared to $6,149,720 for the year ended December 31, 1999. This increase resulted from increased capital expenditures related to the expansion of our communications network in our Northeast and Mid-Atlantic service areas, completion of additional network points of presence and the commencement of operations at our network operations center.

    Interest income decreased 36% to $4,903,180 for the year ended December 31, 2000 compared to $7,712,259 for the year ended December 31, 1999. This decrease was due primarily to lower cash and investment balances for the year 2000 compared to 1999.

    Interest expense remained consistent from 1999 to 2000, decreasing by less than one percent from $21,011,474 in the year ended December 31, 1999 to $20,989,014 in the year ended December 31, 2000. Interest expense primarily relates to our 12 3/4% Senior Notes Due 2008.

    For the year ended December 31, 2000, we recorded a net loss of $43,535,508 compared to $27,529,768 for the year ended December 31, 1999. The increase in net loss is primarily attributable to the factors discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Revenues increased by $4,801,604 or 556% to $5,665,276 in the year ended December 31, 1999 compared to $863,672 in the year ended December 31, 1998. Revenues in 1999 were generated by recurring lease services of $3,152,348 and other service revenue of $2,512,928 which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. The primary reason for the increase was the growth in demand for the our recurring lease services, which increased by 284% from 1998 to 1999. Lit services represented 17% and 39%, respectively, of recurring lease services during the years ended December 31, 1998 and 1999.

    Total cost of revenues for the year ended December 31, 1999 was $6,365,758, an increase of 193% as compared to the $2,176,266 in the year ended
December 31, 1998. This increase was primarily due to lease payments for fiber optic facilities, network surveillance cost, operations and maintenance costs and property taxes resulting from network expansion in our service territory.

    Selling, general and administrative expenses increased 42% to $7,380,351 for the year ended December 31, 1999 compared to $5,200,720 in the year ended December 31, 1998, reflecting increased investment in our sales and marketing infrastructure, including personnel, advertising costs and promotional activities and an increase in management and information technology.

    Depreciation and amortization expense increased 242% to $6,149,720 for the year ended December 31, 1999, compared to $1,798,294 for the year ended December 31, 1998. This increase resulted from higher depreciation expense associated with additional segments of our system being placed in service and completion of our points of presence and the amortization of goodwill as a result of the reorganization on July 8, 1998.

    Interest income increased 85% to $7,712,259 for the year ended December 31, 1999 compared to $4,179,880 for the year ended December 31, 1998. This increase was due primarily to higher cash and investment balances for the entire year in 1999 compared to only five months of interest in 1998 resulting from the timing of the closing of our equity and debt public offerings in August 1998.

    Interest expense increased 143% to $21,011,474 for the year ended
December 31, 1999 compared to $8,644,463 for the year ended December 31, 1998. The increase resulted primarily from interest accrued on our 12 3/4% Senior Notes Due 2008 for the full year in 1999 as compared to only five months in the year 1998.

    For the year ended December 31, 1999, we recorded a net loss of $27,529,768, compared to $11,352,258 before extraordinary item for the year ended
December 31, 1998. The increase in net loss is primarily attributable to the factors discussed above. The extraordinary item for the year ended December 31, 1998 amounted to $1,363,155, representing the write off of deferred financing costs associated with two construction loans repaid in the third quarter with the proceeds from our debt and equity public offerings.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. Capital expenditures were approximately
$38.9 million, $48.6 million and $76.7 million for the years ending
December 31, 1998, 1999 and 2000, respectively. We expect to continue to have substantial capital requirements in connection with (i) the expansion and improvement of our existing network, (ii) the design, construction and development of new networks, (iii) the connection of additional buildings and customers to our network, (iv) the purchase of additional telecommunication equipment, (v) the purchase and development of our operating support systems, and (vi) additional expenses required to operate and maintain existing facilities.

    We have funded a substantial portion of these expenditures through our public offerings completed on August 5, 1998, which resulted in net proceeds to us of approximately $218 million (after deducting expenses and before deducting $72.0 million in escrowed funds to cover the first seven semi-annual interest payments on our 12 3/4% Senior Notes due 2008).

    The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before we can connect revenue-generating customers. We expect to continue to experience negative cash flow after investing activities for the current year due to the continuous expansion and development of our network. Our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated unless we seek and obtain additional capital.

    Net cash provided by/(used in) operating activities for NEON Communications was $2,954,322, $(17,970,325) and $(9,760,691) for the years ended December 31,
1998, 1999 and 2000, respectively. Net cash used in operations for the year ended December 31, 2000 was due primarily to additional fiber optic facilities leases and other costs of revenues resulting from network expansion in our service territory, which expanded from the Northeast into the Mid-Atlantic region during 2000, as well as increased investment in our sales and marketing infrastructure, including personnel, advertising costs and promotional activities and an increase in administrative support. Net cash used in operating activities for NEON Optica was $(1,088,130), reflecting the effect of a cash advance provided by the parent company for the build-out of local points of presence (POPs) and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses, as contemplated in the arrangements with CEC and Exelon.

    Cash used in investing activities totaled $93,772,328, $68,323,061 and $16,660,455 in the years ended December 31, 1998, 1999 and 2000, respectively. This decrease has been due to the uses of cash described above. Our uses of cash have consisted primarily of payment of the cost of construction and deployment of telecommunications equipment to build our communications network.

    Cash flow from financing activities was, $147,457,346, $33,323,983 and $42,302,915 in the years ended December 31, 1998, 1999 and 2000, respectively. Cash flow from financing activities in 2000 was generated from the restricted cash placed in escrow in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008, cash received upon issuance of common stock to CEC and Exelon, and cash received upon the exercise of employee stock options. Cash flow from financing activities in 1999 was generated from the release of restricted cash placed in escrow in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008. In 1998, $19,450,772 of the proceeds our public offerings in August 1998 were used to repay long-term construction loans from Central Maine Power and Peoples Heritage Bank, and $72,887,041 of the proceeds was used to establish an escrow account to secure the payment of the first seven scheduled interest and principal payments on the Notes, of which the first payment was made on February 15, 1999.

    We anticipate that we will continue to experience negative cash flow as we expand our network, construct networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and Mid-Atlantic regions. As a result, we intend to use our cash on hand and the remaining net proceeds of our 1998 public offerings, and will have to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity or debt securities if we are to complete our expansion as currently planned.

    As of February 28, 2001, we had approximately $13,000,000 in unrestricted cash on hand. We have recently signed term sheets with Northeast Utilities and Exelon, pursuant to which Northeast Utilities and Exelon would purchase
$15 million and $13 million, respectively, in subordinated convertible notes from us, bearing interest at a rate of at least 18% and due 2008.

    The transactions with Exelon and Northeast Utilities are each conditioned upon one or more holders of our common stock investing at least $13 million and $15 million, respectively, in new equity or in subordinated notes having substantially the same terms as the notes purchased by Northeast Utilities and Exelon, respectively. The closing of each of these transactions simultaneously would satisfy the condition to the closing of the other. The transaction with Exelon provides for an additional payment from Exelon of $10 million on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under our agreements with Exelon signed in September 2000, as well as the release of all restrictions on the common stock issued to Exelon in September 2000. Each of these transactions is subject to other conditions, including the negotiation and execution of mutually agreeable definitive agreements.

    Separately, one of our major suppliers has informed us that they will not continue to sell equipment to us on normal credit terms. We are currently negotiating with this supplier to obtain a deferral of amounts already owed to them. If we are unable to obtain this deferral, we will pay the amounts owed to this supplier with the funds described above.

    Upon the close of the transactions with Northeast Utilities and Exelon, after giving effect to a reduction in capital expenditures, we will have funds sufficient to finance our operations until at least the end of 2001. Management believes these agreements will be consummated. However, we cannot assure you that the transactions with Northeast Utilities and Exelon will, in fact, be consummated. If we fail to close these transactions and are unable to obtain alternative financing, we will be forced to suspend capital expenditures, downsize our operations and delay our network expansion and customer growth plans. As a result, our rate of revenue growth could cease or slow materially and the fulfillment of our business plan and the date when we might achieve profitability may be substantially delayed.

    Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if demand for our services or cash flow from operations is less than or more than expected, our plans or projections change or prove to be inaccurate, we make acquisitions, or we accelerate deployment of our network or otherwise alter the schedule or targets for the implementation of our business plan. The expectations of required future capital expenditures are based on our current estimates.

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

RISK RELATING TO OUR FINANCIAL SITUATION

WE HAVE EXPERIENCED SIGNIFICANT NET LOSSES THROUGHOUT OUR HISTORY, AND ARE CURRENTLY EXPERIENCING CASH FLOW PROBLEMS. AS A RESULT, WE WILL NEED ADDITIONAL FINANCING IN ORDER TO FUND OUR OPERATIONS AND CARRY OUT OUR BUSINESS PLAN, AND IF WE ARE UNABLE TO OBTAIN THIS FINANCING, OUR BUSINESS WILL BE SEVERELY HARMED AND WE MAY BE REQUIRED TO SEEK PROTECTION FROM OUR CREDITORS UNDER THE FEDERAL BANKRUPTCY LAWS.

    We have incurred cumulative net losses since our inception of approximately $86.3 million. As of February 28, 2001, we had approximately $13,000,000 in unrestricted cash on hand. We have recently signed term sheets with Northeast Utilities and Exelon, pursuant to which Northeast Utilities and Exelon would purchase $15 million and $13 million, respectively, in subordinated convertible notes from us, bearing interest at a rate of at least 18% and due 2008.

    The transactions with Exelon and Northeast Utilities are each conditioned upon one or more holders of our common stock investing at least $13 million and $15 million, respectively, in new equity or in subordinated notes having substantially the same terms as the notes purchased by Northeast Utilities and Exelon, respectively. The closing of each of these transactions simultaneously would satisfy the condition to the closing of the other. The transaction with Exelon provides for an additional payment from Exelon of $10 million on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under our agreements with Exelon signed in September 2000, as well as the release of all restrictions on the common stock issued to Exelon in September 2000. Each of these transactions is subject to other conditions, including the negotiation and execution of mutually agreeable definitive agreements.

    Separately, one of our major suppliers has informed us that they will not continue to sell equipment to us on normal credit terms. We are currently negotiating with this supplier to obtain a deferral of amounts already owed to them. If we are unable to obtain this deferral, we will pay the amounts owed to this supplier with the funds described above.

    Upon the close of the transactions with Northeast Utilities and Exelon, after giving effect to a reduction in capital expenditures, we will have funds sufficient to finance our operations until at least the end of 2001. Management believes these agreements will be consummated. However, we cannot assure you that the transactions with Northeast Utilities and Exelon will, in fact, be consummated. If we fail to close these transactions and are unable to obtain alternative financing, we will be forced to suspend capital expenditures, downsize our operations and delay our network expansion and customer growth plans. As a result, our rate of revenue growth could cease or slow materially and the fulfillment of our business plan and the date when we might achieve profitability may be substantially delayed.

RISKS RELATING TO OUR BUSINESS STRATEGY

OUR BUSINESS STRATEGY DEPENDS UPON ANTICIPATED CUSTOMER DEMAND FOR OUR SERVICES, AND OUR FAILURE TO OBTAIN CUSTOMERS FOR OUR SERVICES AT PROFITABLE RATES WOULD ADVERSELY AFFECT OUR BUSINESS RESULTS.

    Our ability to become profitable depends upon our ability to secure a market for our services and obtain service contracts with our communications customers. Many of our targeted customers may also be our potential competitors. If our services are not satisfactory or cost competitive, our targeted customers may utilize other providers where available, or construct their own networks, which would reduce their need for our services and create future sources of competition for us. If we are unable to close our proposed financing transactions with Northeast Utilities and Exelon and are unable to obtain alternative financing, we will be forced to reduce our capital spending and will be unable to invest in expansion of our current network, which may impair our ability to attract new customers who require service or capacity we do not currently have.

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

A LIMITED NUMBER OF CUSTOMERS HAS ACCOUNTED FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES.

    Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, three customers accounted for 18%, 16% and 13% of revenues, respectively. In 2000, two customers accounted for 16% and 10% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues of a small number of customers.

RISKS RELATING TO THE EXPANSION AND OPERATION OF OUR FIBER OPTIC NETWORK

THE SUCCESSFUL, TIMELY AND COST-EFFECTIVE EXPANSION OF OUR FIBER OPTIC NETWORK WITHIN THE NORTHEAST AND INTO THE MID-ATLANTIC REGION IS CRUCIAL TO OUR BUSINESS PLAN, AND DEPENDS UPON NUMEROUS FACTORS BEYOND OUR CONTROL.

    Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and into the Mid-Atlantic region. In addition to the financial constraints under which we will be operating if we are unable to close our proposed financing transactions with Northeast Utilities and Exelon or obtain alternative financing, among the major factors that could affect our success are:

    - any delay or difficulty experienced by Consolidated Edison Communications or Exelon Ventures Corporation in the performance of their obligations under our agreements with them; and

    - the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

    Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan.

IF WE ARE UNABLE TO CLOSE OUR PROPOSED FINANCING TRANSACTIONS WITH NORTHEAST UTILITIES AND EXELON, THE EXPENDITURES NECESSARY TO SUFFICIENTLY EXPAND OUR FIBER OPTIC NETWORK AND DEVELOP OUR SERVICES IN ORDER TO SATISFY THE CURRENT AND FORECASTED DEMANDS OF OUR CUSTOMERS WILL SURPASS OUR AVAILABLE CASH, AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL TO DEVELOP OUR SERVICES ON A TIMELY BASIS AND ON ACCEPTABLE TERMS.

    Although we have expended significant resources in building our network and the development of our customer base, we will require significant additional cash in order to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. If we are unable to close our proposed financing transactions with Northeast Utilities and Exelon or obtain other sufficient financing to resume our planned expansion and related capital expenditures, these expenditures for expansion and for more services, together with associated operating expenses, will reduce our cash flow and profitability until we establish an adequate customer base throughout all of our coverage areas. To date, we have expended substantial amounts on construction of our network from the proceeds of our financing activities and, accordingly, we have generated negative cash flow. If we are unable to close our proposed financing transactions with Northeast Utilities and Exelon, we will need to obtain additional capital to carry out our planned expansion of our services, to increase our service territory, and to fund our operations, and we cannot assure you that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

WE OBTAIN SOME OF THE KEY COMPONENTS USED IN OUR FIBER OPTIC NETWORK FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD DISRUPT OUR OPERATIONS AND RESULT IN A SUBSTANTIAL LOSS OF REVENUES.

    We depend upon a small group of suppliers for some of the key components and parts used in our network. In particular, we purchase cable from Lucent-Fitel and from Corning, and we purchase fiber optic equipment from Nortel Networks, Cisco Systems and Sycamore Networks. Any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our network could disrupt our operations. One of our suppliers has placed a credit hold on us, making it more difficult to obtain equipment from that supplier and, if we are unable to close our proposed financing transactions with Northeast Utilities and Exelon or obtain alternative financing, other suppliers may do the same.

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

REVENUES FROM TELECOMMUNICATIONS PROVIDED TO END-USERS, WHICH REPRESENT A PORTION OF OUR REVENUES, ARE SUBJECT TO CONTRIBUTIONS TO THE FCC'S UNIVERSAL SERVICE FUND.

    While we generally do not deal directly with end-users of telecommunications and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats certain Internet service providers purchasing telecommunications as end-users. Our revenues from providing telecommunications to end-users, which represent a portion of our revenues, are therefore subject to an assessment of 5.6% of gross interstate revenues for the fourth quarter of 2000 and at 6.6% for the first quarter of 2001. Such assessments vary and may increase from quarter to quarter. If the annual contribution amount would be less than $10,000, we would qualify for a DE MINIMUS exemption from contribution to the Fund.

IF WE BECOME SUBJECT TO REGULATION AS A COMMON CARRIER IN THE FUTURE, WE WOULD BE SUBJECT TO ADDITIONAL REGULATORY REQUIREMENTS.

    We do not believe that we are currently a "common carrier," but that status could change based on differing interpretations of current regulations, regulatory changes and changes in the way we conduct our business. If we become regulated as a common carrier, we would have to file tariffs for our services with the FCC and submit other reports, and would be required to contribute to federal funds including, but not limited to, those established for Telecommunications Relay Services, for the management of the North American Numbering Plan and for Local Number Portability. These regulatory requirements could impose substantial burdens on us.

    The Communications Act of 1934 requires incumbent local telephone companies to provide elements of their networks to competitors on an unbundled basis. In a recent decision, the FCC determined that dark fiber is a network element that incumbent local telephone companies must provide to others. The availability of this alternative source of supply may increase competition among providers of dark fiber services and could decrease the demand for our dark fiber.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk related to changes in interest rates, but do not believe that this exposure is material. We do not use derivative financial instruments for speculative or trading purposes.

    We maintain a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. Because we have the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

                                                                PAGE
                                                              --------
NEON COMMUNICATIONS, INC.
Report of Independent Public Accountants....................     29
NEON Communications, Inc. Consolidated Balance Sheets as of
  December 31, 1999 and 2000................................     30
NEON Communications, Inc. Consolidated Statements of
  Operations for the Years Ended December 31, 1998, 1999 and
  2000......................................................     31
NEON Communications, Inc. Consolidated Statements of
  Stockholders' Equity for the Years Ended December 31,
  1998, 1999 and 2000.......................................     32
NEON Communications, Inc. Consolidated Statements of Cash
  Flows for the Years Ended December 31, 1998, 1999 and
  2000......................................................     33
Notes to NEON Communications, Inc. Consolidated Financial
  Statements................................................     34
NEON OPTICA, INC.
Report of Independent Public Accountants....................     53
NEON Optica, Inc. Consolidated Balance Sheets as of December
  31, 1999 and 2000.........................................     54
NEON Optica, Inc. Consolidated Statements of Operations for
  the Years Ended December 31, 1998, 1999 and 2000..........     55
NEON Optica, Inc. Consolidated Statements of Stockholders'
  Equity for the Years Ended December 31, 1998, 1999 and
  2000......................................................     56
NEON Optica, Inc. Consolidated Statements of Cash Flows for
  the Years Ended December 31, 1998, 1999 and 2000..........     57
Notes to NEON Optica, Inc. Consolidated Financial
  Statements................................................     58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of NEON Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of NEON Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of NEON Communications, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEON Communications, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts

March 29, 2001

                           NEON COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  4,768,389   $ 20,650,158
  Short-term restricted investments (Note 8(a)).............    22,518,611     24,452,374
  Short-term investments....................................    66,803,311             --
  Accounts receivable, net of allowance of approximately
    $117,000 and $376,000 in 1999 and 2000, respectively....     1,858,201      2,725,732
  Prepaid expenses and other current assets.................       494,323        413,764
                                                              ------------   ------------
    Total current assets....................................    96,442,835     48,242,028
                                                              ------------   ------------
Property and Equipment, net.................................    94,924,843    161,425,167
Restricted Investments (Note 8(a))..........................    31,693,543     10,851,258
Intangible and Other Assets, net (Note 7)...................    57,572,155     61,418,238
                                                              ------------   ------------
                                                              $280,633,376   $281,936,691
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  3,783,354   $ 21,559,425
  Accounts payable--Communications network..................     9,438,350     11,874,368
  Accrued expenses..........................................    13,348,296     13,526,077
  Accrued right-of-way fees, related party..................       886,322        679,531
  Deferred revenue (Note 3(g))..............................        58,380        735,105
                                                              ------------   ------------
    Total current liabilities...............................    27,514,702     48,374,506
                                                              ------------   ------------
Deferred revenue, net of current portion (Note 3(g))........       969,026      3,989,670
Long-term accounts payable--Communications network, net of
  current portion...........................................     4,682,858     13,650,642
Long-term obligations.......................................   180,000,000    180,000,000
Commitments and Contingencies (Note 14)
Stockholders' Equity:
  Common stock, $0.01 par value--
    Authorized--60,000,000 shares
    Issued and outstanding--16,393,534 and 18,753,870 shares
      at December 31, 1999 and 2000, respectively...........       163,935        187,539
  Restricted common stock (Note 2)..........................            --         25,804
  Subscription receivable (Note 2)..........................            --   (167,431,217)
  Additional paid-in capital................................   110,072,881    289,445,281
  Accumulated deficit.......................................   (42,770,026)   (86,305,534)
                                                              ------------   ------------
Total stockholders' equity..................................    67,466,790     35,921,873
                                                              ------------   ------------
                                                              $280,633,376   $281,936,691
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEON COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1998           1999           2000
                                                      ------------   ------------   ------------
Revenues:
  Network service...................................  $    820,059   $  3,152,348   $ 10,785,162
  Other service.....................................        43,613      2,512,928      2,397,791
                                                      ------------   ------------   ------------
  Total revenues....................................       863,672      5,665,276     13,182,953
                                                      ------------   ------------   ------------
Expenses:
  Cost of revenues..................................     2,176,266      6,365,758     10,907,860
  Selling, general and administrative...............     5,200,720      7,380,351     16,188,505
  Depreciation and amortization.....................     1,798,294      6,149,720     11,812,255
                                                      ------------   ------------   ------------
  Total expenses....................................     9,175,280     19,895,829     38,908,620
                                                      ------------   ------------   ------------
  Loss from operations..............................    (8,311,608)   (14,230,553)   (25,725,667)
                                                      ------------   ------------   ------------
Other Income (Expense):
  Interest income...................................     4,179,880      7,712,259      4,903,180
  Interest expense..................................    (8,644,463)   (21,011,474)   (20,989,014)
                                                      ------------   ------------   ------------
  Total other expense, net..........................    (4,464,583)   (13,299,215)   (16,085,834)
                                                      ------------   ------------   ------------
  Loss before minority interest in subsidiaries'
    earnings and benefit from income taxes..........   (12,776,191)   (27,529,768)   (41,811,501)
Minority Interest...................................     1,108,933             --             --
Benefit From Income Taxes...........................      (315,000)            --             --
                                                      ------------   ------------   ------------
Loss Before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle.................   (11,352,258)   (27,529,768)   (41,811,501)
                                                      ------------   ------------   ------------
Extraordinary Item (Note 2).........................    (1,363,155)            --             --
Cumulative Effect of Change in Accounting Principle
  (Note 3)..........................................            --             --     (1,724,007)
                                                      ------------   ------------   ------------
Net Loss............................................  $(12,715,413)  $(27,529,768)  $(43,535,508)
                                                      ============   ============   ============
Basic and Diluted Loss per Share Before
  Extraordinary Item and Cumulative Effect of Change
  in Accounting Principle...........................  $      (1.70)  $      (1.70)  $      (2.43)
                                                      ============   ============   ============
Basic and Diluted Loss per Share from Extraordinary
  Item..............................................  $      (0.20)  $         --   $         --
                                                      ============   ============   ============
Basic and Diluted Loss per Share from Cumulative
  Effect of Change in Accounting Principle..........  $         --   $         --   $      (0.10)
                                                      ============   ============   ============
Basic and Diluted Loss per Share....................  $      (1.90)  $      (1.70)  $      (2.53)
                                                      ============   ============   ============
Basic and Diluted Weighted Average Shares
  Outstanding.......................................     6,675,717     16,172,026     17,235,465
                                                      ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEON COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             SERIES A
                           CONVERTIBLE         SERIES B CONVERTIBLE                                  RESTRICTED
                         PREFERRED STOCK         PREFERRED STOCK            COMMON STOCK            COMMON STOCK
                       --------------------   ----------------------   ----------------------   ---------------------
                        NO. OF    $0.01 PAR     NO. OF     $0.01 PAR     NO. OF     $0.01 PAR    NO. OF     $0.01 PAR
                        SHARES      VALUE       SHARES       VALUE       SHARES       VALUE      SHARES       VALUE
                       --------   ---------   ----------   ---------   ----------   ---------   ---------   ---------
BALANCE, DECEMBER 31,
  1997...............    78,324    $  783        962,734    $ 9,627       284,828   $  2,848           --    $    --
Exercise of common
  stock options......        --        --             --         --         3,600         36           --         --
Reorganization
  (Note 2)...........   199,636     1,996      3,470,470     34,705            --         --           --         --
Conversion of Series
  A and B convertible
  preferred stock....  (277,960)   (2,779)    (4,433,204)   (44,332)   11,777,905    117,779           --         --
Proceeds from initial
  public offering,
  net of issuance
  costs of
  $4,230,011.........        --        --             --         --     4,000,000     40,000           --         --
Net loss.............        --        --             --         --            --         --           --         --
                       --------    ------     ----------    -------    ----------   --------    ---------    -------
BALANCE, DECEMBER 31,
  1998...............        --        --             --         --    16,066,333    160,663           --         --
Exercise of common
  stock options......        --        --             --         --       163,002      1,630           --         --
Exercise of
  warrants...........        --        --             --         --       164,199      1,642           --         --
Compensation expense
  related to the
  issuance of stock
  options to
  nonemployees.......        --        --             --         --            --         --           --         --
Net loss.............        --        --             --         --            --         --           --         --
                       --------    ------     ----------    -------    ----------   --------    ---------    -------
BALANCE, DECEMBER 31,
  1999...............        --        --             --         --    16,393,534    163,935           --         --
Exercise of common
  stock options......        --        --             --         --       332,870      3,329           --         --
Payment of issuance
  costs for demand
  registration
  (Note 10)..........        --        --             --         --            --         --           --         --
Issuance of common
  and restricted
  common stock in
  exchange for assets
  (Note 2)...........        --        --             --         --     2,027,466     20,275    2,580,412     25,804
Net loss.............        --        --             --         --            --         --           --         --
                       --------    ------     ----------    -------    ----------   --------    ---------    -------
BALANCE, DECEMBER 31,
  2000...............        --    $   --             --    $    --    18,753,870   $187,539    2,580,412    $25,804
                       ========    ======     ==========    =======    ==========   ========    =========    =======


                                                    ADDITIONAL                       TOTAL
                       SUBSCRIPTION                  PAID-IN      ACCUMULATED    STOCKHOLDERS'
                        RECEIVABLE     WARRANTS      CAPITAL        DEFICIT         EQUITY
                       -------------   ---------   ------------   ------------   -------------
BALANCE, DECEMBER 31,
  1997...............  $          --    $8,595     $ 11,817,216   $(2,524,845)   $  9,314,224
Exercise of common
  stock options......             --        --           32,040            --          32,076
Reorganization
  (Note 2)...........             --        --       52,597,107            --      52,633,808
Conversion of Series
  A and B convertible
  preferred stock....             --        --          (70,668)           --              --
Proceeds from initial
  public offering,
  net of issuance
  costs of
  $4,230,011.........             --        --       43,729,989            --      43,769,989
Net loss.............             --        --               --   (12,715,413)    (12,715,413)
                       -------------    ------     ------------   ------------   ------------
BALANCE, DECEMBER 31,
  1998...............             --     8,595      108,105,684   (15,240,258)     93,034,684
Exercise of common
  stock options......             --        --        1,666,116            --       1,667,746
Exercise of
  warrants...........             --    (8,595)           7,640            --             687
Compensation expense
  related to the
  issuance of stock
  options to
  nonemployees.......             --        --          293,441            --         293,441
Net loss.............             --        --               --   (27,529,768)    (27,529,768)
                       -------------    ------     ------------   ------------   ------------
BALANCE, DECEMBER 31,
  1999...............             --        --      110,072,881   (42,770,026)     67,466,790
Exercise of common
  stock options......             --        --        3,530,125            --       3,533,454
Payment of issuance
  costs for demand
  registration
  (Note 10)..........             --        --         (215,424)           --        (215,424)
Issuance of common
  and restricted
  common stock in
  exchange for assets
  (Note 2)...........   (167,431,217)       --      176,057,699            --       8,672,561
Net loss.............             --        --               --   (43,535,508)    (43,535,508)
                       -------------    ------     ------------   ------------   ------------
BALANCE, DECEMBER 31,
  2000...............  $(167,431,217)   $   --     $289,445,281   $(86,305,534)  $ 35,921,873
                       =============    ======     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEON COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1998           1999            2000
                                                              ------------   -------------   -------------
Cash Flows from Operating Activities:
  Net loss..................................................  $(12,715,413)  $ (27,529,768)  $ (43,535,508)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities--
    Cumulative effect of change in accounting principle
     (Note 3)...............................................            --              --       1,724,007
    Extraordinary item-write-off of deferred financing
     costs..................................................     1,363,155              --              --
    Minority interest in subsidiaries' earnings.............    (1,108,933)             --              --
    Loss on disposal of property and equipment..............         6,699              --              --
    Accretion of long-term obligations......................        62,165              --              --
    Compensation expense from the issuance of stock options
     to nonemployees........................................            --         293,441              --
    Amortization of deferred financing and interest costs...       261,102       1,150,940       1,305,104
    Depreciation and amortization...........................     1,798,294       6,149,720      11,812,255
    Changes in assets and liabilities--
      Accounts receivable...................................       922,476      (1,746,286)       (867,531)
      Refundable taxes from related party...................      (387,104)        755,838              --
      Prepaid expenses and other current assets.............      (493,375)         12,624          80,559
      Accounts payable......................................        27,527       3,461,069      17,776,071
      Accrued expenses......................................    13,253,999        (376,409)        (29,010)
      Deferred revenue......................................        24,730        (141,494)      1,973,362
      Deferred tax liability................................       (61,000)             --              --
                                                              ------------   -------------   -------------
        Net cash provided by (used in) operating
        activities..........................................     2,954,322     (17,970,325)     (9,760,691)
                                                              ------------   -------------   -------------
Cash Flows from Investing Activities:
  Purchases of short-term investments.......................   (48,581,949)   (140,221,362)   (177,305,849)
  Proceeds from sales of short-term investments.............            --     122,000,000     244,109,160
  Proceeds from sale of property and equipment..............         9,500              --              --
  Purchases of property and equipment.......................   (38,947,267)    (48,583,642)    (76,716,670)
  Increase in intangible and other assets...................    (6,252,612)     (1,518,057)     (6,747,096)
                                                              ------------   -------------   -------------
        Net cash used in investing activities...............   (93,772,328)    (68,323,061)    (16,660,455)
                                                              ------------   -------------   -------------
Cash Flows from Financing Activities:
  Increase in accounts payable--communications network......     1,448,426      11,473,489      11,403,802
  Proceeds from issuance of long-term obligations...........   180,000,000              --              --
  Proceeds from note payable to related party...............    15,775,000              --              --
  Payments on long-term obligations.........................    (1,991,286)       (127,619)             --
  Payments on note payable to related party.................   (17,875,000)             --              --
  (Increase) decrease in restricted cash and investments....   (73,701,911)     20,309,680      18,908,522
  Proceeds from issuance of common stock....................            --              --       8,672,561
  Payment of common stock issuance costs....................            --              --        (215,424)
  Proceeds from exercise of common stock options and
    warrants................................................        32,128       1,668,433       3,533,454
  Proceeds from initial public offering, net................    43,769,989              --              --
                                                              ------------   -------------   -------------
        Net cash provided by financing activities...........   147,457,346      33,323,983      42,302,915
                                                              ------------   -------------   -------------
Net Increase (Decrease) in Cash and Cash Equivalents........    56,639,340     (52,969,403)     15,881,769
Cash and Cash Equivalents, beginning of year................     1,098,452      57,737,792       4,768,389
                                                              ------------   -------------   -------------
Cash and Cash Equivalents, end of year......................  $ 57,737,792   $   4,768,389   $  20,650,158
                                                              ============   =============   =============
Supplemental Disclosure of Cash Flow information:
  Cash paid during the year for--
    Interest................................................  $    660,300   $  20,384,830   $  20,362,370
                                                              ============   =============   =============
    Taxes...................................................  $     16,875   $     189,250   $     132,550
                                                              ============   =============   =============
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Goodwill recorded in connection with the Reorganization...  $ 47,871,068   $          --   $          --
                                                              ============   =============   =============
  Conversion of minority interest into convertible preferred
    stock at Reorganization.................................  $  4,229,853   $          --   $          --
                                                              ============   =============   =============
  Exercise of CMP warrant...................................  $    532,836   $          --   $          --
                                                              ============   =============   =============
  Subscription receivable from stockholders.................  $         --   $          --   $ 167,431,217
                                                              ============   =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEON COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) OPERATIONS

    NEON Communications, Inc. (the Company or NEON) and its subsidiary are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks in the Northeast and Mid-Atlantic regions of the United States.

    To date, the Company has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $86,300,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

(2) REORGANIZATIONS AND SIGNIFICANT TRANSACTION

    The Company was incorporated in Massachusetts in July 1989. In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. (Mode 1), an affiliate of Northeast Utilities Services Company (NU), organized NECOM LLC in Massachusetts, with FiveCom LLC owning 60% and Mode 1 owning 40% of the membership interest in NECOM LLC. In
December 1996, FiveCom LLC and Central Maine Power Company (CMP) organized FiveCom of Maine LLC in Massachusetts, with CMP owning 66.7% and FiveCom LLC owning 33.3% of the membership interests in FiveCom of Maine LLC. In addition, CMP purchased a 90.9% interest in the Company, giving it a controlling interest. FiveCom LLC, NECOM LLC and FiveCom of Maine LLC commenced operations upon their respective dates of organization. Prior to the Reorganization, completed on July 8, 1998, the Company had a controlling interest in all entities except FiveCom of Maine LLC (FiveCom of Maine LLC and the Company were commonly controlled by CMP). After the Reorganization, FiveCom of Maine LLC became a wholly-owned subsidiary of the Company. As a result, the accompanying consolidated financial statements have been restated to give retroactive effect to the merger of FiveCom of Maine LLC with and into a subsidiary of the Company as a reorganization of entities under common control in a manner similar to a pooling of interests.

    In order to simplify the corporate structure and in contemplation of the initial public offering, the Company's major stockholders decided to reorganize the Company (the Reorganization). In April 1998, prior to the Reorganization, CMP exercised its warrants to purchase 5,876 membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and on July 8, 1998, (i) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom Services, a wholly-owned subsidiary of CMP) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for 3,470,470 shares of the Series B Convertible Preferred Stock of the Company; (ii) FiveCom LLC and NECOM LLC were each merged with and into the Company; (iii) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly-owned subsidiary of the Company and (iv) the Company was reincorporated in Delaware as Northeast Optic
Network, Inc. and the Company's Certificate of Incorporation was amended and restated. In December 1998, FiveCom of Maine, Inc. was merged with and into Northeast Optic Network, Inc.

    As a result of the Reorganization, (i) MaineCom Services' ownership of the Company was reduced to 52.82%, with Mode 1 gaining an ownership interest of 40.84% in the Company, (ii) FiveCom LLC and NECOM LLC were merged with and into the Company and (iii) FiveCom of Maine LLC became a wholly-owned subsidiary of the Company, which was converted from a Massachusetts limited liability company into a Delaware corporation.

    On July 8, 1998, the Company entered into a Restructuring and Contribution Agreement (the Agreement) with CMP, MaineCom Services and Mode 1 relating to the restructuring of the Company. Pursuant to this Agreement, each of MaineCom Services and Mode 1 exchanged membership interests in subsidiaries of the Company for shares of the Series B Convertible Preferred Stock of the Company. In addition, pursuant to the Agreement, the Company's president and the Company's vice president of Operations exchanged their membership interests in FiveCom LLC, a subsidiary of the Company, for shares of the Series B Convertible Preferred Stock of the Company.

    Prior to the reorganization, FiveCom, Inc., NU and other minority interests owned 82.7%, 9.9% and 7.4%, respectively, of FiveCom LLC membership interests. CMP, through its ownership in FiveCom, Inc., owned a 75.1% interest in FiveCom LLC. In connection with the Reorganization, the Company recorded an intangible asset of $47,871,068 to reflect the Company's exchange of membership interest (acquisition) related to NU's minority interest in NECOM LLC in accordance with American Institute of Certified Public Accountants (AICPA) Accounting Interpretation 39 to Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS (AIN-39). The intangible asset will be amortized over 30 years, reflecting assignment of value to goodwill and to the rights-of-ways, which have 30-year terms.

    On August 5, 1998, the Company completed an initial public offering (IPO) of 4,500,000 shares of its common stock at $12.00 per share (see Note 10(b)) and sold $180 million of 12 3/4% Senior Notes due in 2008 (the Senior Notes) to the public in a debt offering (see Note 8(a)). Upon successful completion of the offerings, the Company retired substantially all of its outstanding notes payable and recorded an extraordinary charge of $1,363,155 in the consolidated statement of operations for the year ended December 31, 1998 to write off the remaining balance of the deferred financing costs related to the notes.

    On September 14, 2000, the Company closed agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon Ventures Corporation (Exelon). Under the terms of these agreements, the Company will receive an indefeasible right to use (IRU) fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, DC. At the same time, both CEC and Exelon will also provide connectivity from NEON's backbone system to their respective local distribution facilities in CEC and Exelon service areas. This interstate and intrastate communications network will operate under the NEON brand, expanding NEON's network into and around New York and the Mid-Atlantic region. The term of the IRU granted under the CEC agreement is for no less than 25 years and the term of the IRU granted under the Exelon agreement is for 20 years with five-year extension periods.

    As part of these agreements, the Company has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of December 31, 2000, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of NEON's fully diluted common stock. In an unrelated transaction, Consolidated Edison, Inc., the parent holding company of CEC, has previously announced that it has entered into an agreement to acquire Northeast Utilities, a subsidiary of which holds approximately 25.6% of the Company's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, CEC and Exelon have each nominated a member of the Company's Board of Directors.

    As of December 31, 2000, the Company has not yet received all of the assets to be provided by CEC and Exelon under the agreements and, therefore, has recorded a subscription receivable on the accompanying consolidated balance sheets for the value of these assets. The Company has received an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under these agreements. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRUs granted under these agreements. In addition to the IRUs and intangible assets, CEC and Exelon have also agreed to contribute to the Company cash totaling $11,300,000 and $8,050,000, respectively, over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence (POP) and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses.

    Immediately preceding the closing of the agreements with CEC and Exelon, the Company completed its second reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The Common Stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT", with NEON Optica, Inc., the operating entity, as a wholly-owned subsidiary of NEON Communications, Inc. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions. NEON Optica, Inc. continues to make periodic reports under the Securities Exchange Act of 1934 in respect of its 12 3/4% Senior Notes Due 2008.

    In March 2001, the Company signed a term sheet with Exelon, pursuant to which Exelon would purchase $13 million in subordinated convertible notes from the Company (see Note 20). A provision in the term sheet provides for an additional payment from Exelon of $10 million on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under the September 2000 agreements with Exelon. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000. The Company is in the process of evaluating the impact of this transaction on its accounting for the agreements and related issuances of common stock executed with Exelon in September 2000. The Company will account for the effects of this transaction in the first quarter of 2001.

(3) SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

(a) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of operations of NEON Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b) MINORITY INTEREST

    Minority interest in consolidated subsidiaries of the Company at December 31, 1998 consists of other members' interests in the LLCs identified in
Note 2. Changes in minority interest reflect other members' capital adjusted by their portion of the net loss.

(c) MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(d) REVENUE RECOGNITION

    The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue (see Note 3(g)). The Company also leases space at its facilities (collocation services). Other service revenues includes these collocation service revenues as well as revenues from nonrecurring installation charges and design, engineering and construction services.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, which provides guidance on applying generally accepted accounting principles to recognition of revenues. The Company adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, the Company recognizes revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because the Company had no further obligations. The Company is required to adopt this new accounting guidance as of January 1, 2000. In connection with the implementation of SAB No. 101, the Company has deferred approximately $2,053,000 and $305,000 of revenues and costs, respectively, during the year ended December 31, 2000, to be recognized ratably over the terms of the applicable network services agreements. The results from operations in periods prior to the year ended December 31, 2000 have not been restated to reflect the impact of SAB No. 101. Instead, in accordance with APB Opinion No. 20, ACCOUNTING CHANGES, the cumulative effect of the implementation of SAB No. 101 on these periods, totaling $1,724,007, has been recorded as a one-time charge in the accompanying consolidated statement of operations for the year ended December 31, 2000.

    The Company has contracts with customers that provide service-level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits granted under these arrangements have not been material.

(e) INCOME TAXES

    Through July 8, 1998, the Company was majority-owned by CMP and, under a tax-sharing agreement, was included in the consolidated federal tax return of CMP (see Notes 4 and 12). Tax provisions through that date were calculated on a separate return basis. The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

(f) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company accounts for investments under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of three months or less. As of December 31, 2000, all of the Company's short-term investments are classified as held-to-maturity and reported at amortized cost, which approximates fair market value. Cash and cash equivalents and short-term investments consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Cash and cash equivalents--
  Cash......................................................  $   169,167   $   934,969
  Money market..............................................    4,599,222     3,534,527
  Commercial paper..........................................           --     9,205,932
  U.S. Treasury notes.......................................           --     6,974,730
                                                              -----------   -----------
  Total cash and cash equivalents...........................  $ 4,768,389   $20,650,158
                                                              -----------   -----------
Short-term investments--
  U.S. Treasury notes.......................................  $43,230,651   $        --
  Commercial paper..........................................   23,572,660            --
                                                              -----------   -----------
  Total short-term investments..............................  $66,803,311   $        --
                                                              -----------   -----------

(g) DEFERRED REVENUE

    Deferred revenue represents prepayments on dark fiber optic cable leases and amounts related to nonrecurring fees to be recognized over the terms of the customer fiber optic lease arrangements to which they relate in accordance with SAB No. 101. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenue and recognized over the term of the respective customer fiber optic lease agreement.

(h) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation using the straight-line method to allocate the cost of property and equipment over their estimated useful lives, as follows:

Communications network......................................  20 years
Machinery and equipment.....................................  5-7 years
Leasehold improvements......................................  Life of lease
Network buildings...........................................  15 years
Furniture and fixtures......................................  7 years

(i) LONG-LIVED ASSETS

    The Company applies SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets and goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The Company does not believe that its long-lived assets have been impaired.

(j) CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments are invested in financial instruments with high credit ratings. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales.

    Significant accounts receivable balances as a percentage of the Company's total accounts receivable are as follows:

                                                                   PERCENTAGE OF TOTAL ACCOUNTS RECEIVABLE
                              SIGNIFICANT   -------------------------------------------------------------------------------------
AS OF DECEMBER 31,             CUSTOMERS       A          B          C          D          E          F          G          H
- ------------------            -----------   --------   --------   --------   --------   --------   --------   --------   --------
1999........................       3          --%         *%        --%         *%        --%        13%        32%        11%
2000........................       1           21        *          *          *          *          *          *          *

    The Company recorded revenues greater than 10% of total revenues from the following customers:

                                                                        PERCENTAGE OF TOTAL REVENUES
                              SIGNIFICANT   -------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,        CUSTOMERS       A          B          C          D          E          F          G          H
- -----------------------       -----------   --------   --------   --------   --------   --------   --------   --------   --------
1998........................       3           *%        50%        19%        12%         *%        --%        --%        --%
1999........................       3          *          *           18        *          *           16         13        *
2000........................       2          *          *          *          *           16         10        *          *

- ------------------------

*   Represents less than 10%

(k) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

(l) COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

(m) LOSS PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SAB No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering in 1998. Basic and diluted loss per share was determined by dividing net loss by the weighted average common shares outstanding during the year. Common equivalent shares include convertible preferred stock and common stock options and warrants to the extent their effect is dilutive, based on the as-converted and treasury stock method, respectively. The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be antidilutive:

YEARS ENDED DECEMBER 31,                        1998        1999        2000
- ------------------------                      ---------   ---------   ---------
Common stock options and warrants...........  1,712,118   1,896,580   1,056,907
Restricted common stock.....................         --          --   2,580,412
                                              ---------   ---------   ---------
  Total.....................................  1,712,118   1,896,580   3,637,319
                                              =========   =========   =========

(n) RECLASSIFICATIONS

    Certain prior-period amounts have been reclassified to conform with the current period presentation.

(o) NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.SFAS
No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This new standard is not anticipated to have a significant impact on the Company's consolidated financial statements based on the current structure and operations.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The impact of FASB Interpretation No. 44 was not material to the Company's financial position, results of operations or cash flows.

(4) RELATED PARTY TRANSACTIONS

    Applied Telecommunication Technologies, Inc. (ATTI), a stockholder of the Company, had provided the Company with $1,594,433 of lease financing. As of December 31, 1999, all obligations had been paid in full.

    During the years ended December 31, 1998, 1999 and 2000, the Company reimbursed CMP and/or its subsidiary, MaineCom Services, for costs related to the activities of the Company. The amount paid to CMP totaled approximately $1,200,000, $241,000 and $1,307,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company believes that these costs approximated the actual costs incurred by CMP and/or MaineCom Services related to such personnel and does not believe that such costs would have been materially different had CMP and/or MaineCom Services not been affiliates of the Company.

    The Company accrued approximately $132,000 and $147,000 in right-of-way fees to CMP for the years ended December 31, 1999 and 2000, respectively.

    In addition, CMP included the Company in its consolidated federal income tax return through July 8, 1998. At December 31, 1998, the amounts due under the tax-sharing agreement to the Company from CMP are included in refundable taxes from related party and amounted to approximately $755,800 for current and deferred income tax benefits related to CMP's utilization of the Company's loss carryforwards (see Note 12).

    The Company paid NU approximately $1,907,000, $1,159,000 and $851,000 in 1998, 1999 and 2000, respectively, for materials, labor and other contractor charges. Approximately $486,000 and $788,000 was included in accounts payable--communications network at December 31, 1999 and 2000, respectively.

    In 1994, the Company entered into an agreement with NU whereby NU waived right-of-way fees for 10 years in return for the Company's guarantee to build the fiber optic network to certain NU facilities and allow NU the use of 12 fibers on designated route segments in the NU service territory.

    The Company's agreement with NU provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are recognized ratably over the 30-year term of the contract. Approximately $886,000 and $680,000 was included in accrued right-of-way fees--related party at December 31, 1999 and 2000, respectively.

    The Company believes that the right-of-way fees payable under the NU and CMP agreements are reasonable and are comparable to those which would have been negotiated on an arm's-length basis with an unaffiliated third party.

    The Company has employment contracts with three of its officers. The contracts are for three-year terms expiring at varying dates through December 2003, with an annual compensation commitment of $507,000 in the aggregate.

(5) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following at December 31:

                                                       1999           2000
                                                   ------------   ------------
Communications network...........................  $ 48,084,658   $ 61,794,490
Communications network
  construction-in-progress.......................    20,094,360     43,263,853
Machinery and equipment..........................    19,999,571     47,449,912
Leasehold improvements...........................     9,501,428     20,327,393
Network buildings................................     1,563,258      1,563,258
Furniture and fixtures...........................     1,371,019      2,932,058
                                                   ------------   ------------
                                                    100,614,294    177,330,964
Less--Accumulated depreciation and
  amortization...................................     5,689,451     15,905,797
                                                   ------------   ------------
                                                   $ 94,924,843   $161,425,167
                                                   ============   ============

(6) COMMUNICATIONS NETWORK CONSTRUCTION-IN-PROGRESS

    The Company is constructing a communications network in the Northeast and Mid-Atlantic regions. Costs directly related to the construction of the network are being capitalized and will be depreciated over the 20-year estimated useful life of the fiber optic transmission plant as individual segments of the system are placed in service. During 1999 and 2000, approximately 400 and 700 miles, respectively, were placed in service. Approximately $1,500,000, $3,095,000 and $3,830,000 of interest has been capitalized to communications network construction-in-progress in each of the three years ended December 31, 1998, 1999 and 2000. Interest capitalized was calculated using the weighted average borrowing rate in each period and was 12.64%, 12.75% and 12.75%, respectively, in each of the three years ended December 31, 2000.

(7) INTANGIBLE AND OTHER ASSETS

    Intangible and other assets subject to amortization have been capitalized and are amortized on the straight-line basis as follows:

Goodwill.............................  30 years (estimated useful life)
Deferred interest and financing        2-10 years (term of the debt)
  costs..............................
Prepaid right-of-way fees, related     10 years (term of the agreement)
  party..............................

    Intangible and other assets consist of the following at December 31:

                                                        1999          2000
                                                     -----------   -----------
Goodwill...........................................  $47,871,068   $47,871,068
Deferred interest and financing costs..............    6,848,803     8,883,301
Prepaid right-of-way fees, related party...........    6,099,817     6,099,817
Other..............................................    1,029,184     5,741,782
                                                     -----------   -----------
                                                      61,848,872    68,595,968
Less--Accumulated amortization.....................    4,276,717     7,177,730
                                                     -----------   -----------
                                                     $57,572,155   $61,418,238
                                                     ===========   ===========

(8) LONG-TERM OBLIGATIONS

(A) 12 3/4% SENIOR NOTES

    In August 1998, the Company sold $180,000,000 of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 2000. Upon closing of the sale of the Senior Notes, the Company purchased approximately $72,000,000 in U.S. Government obligations with an average maturity of 645 days to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

                                                              REDEMPTION
PERIOD                                                          PRICE
- ------                                                        ----------
2003........................................................   106.375%
2004........................................................   104.250
2005........................................................   102.125
Thereafter..................................................   100.000

    In the event of a change in control, as defined, each holder of the notes will be entitled to require the Company to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank PARI PASSU in right of payment with all existing and future indebtedness of the Company that is not subordinated by its terms in right of payment and priority to the Senior Notes and is senior in right-of-payment to all future subordinated indebtedness of the Company.

    In connection with this financing, the Company incurred approximately $6,300,000 of issuance costs. These costs have been classified as deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2000 and are being amortized, as additional interest expense, over the term of the Notes.

(B) ATTI NOTES PAYABLE

    From August 1994 through October 1995, the Company entered into five notes payable with ATTI. The notes accrued interest at 13% and were payable in monthly principal and interest installments ranging from $1,194 to $13,270 through August 1999. In addition, the Company issued common stock warrants in conjunction with the notes (see Notes 4 and 11(d)). All amounts were repaid in 1999.

(9) CMP WARRANT

    During October 1997 and in connection with the CMP construction loan agreement, the Company issued a warrant to purchase 5,876 shares of membership interest in FiveCom LLC to the CMP at an exercise price of $0.01 per share. The warrant was to expire on October 7, 2002. At the time of issuance, the warrant was recorded as a discount on the loan agreement as deferred financing costs and as a separate component in the mezzanine to stockholders' equity at $532,836, the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The discount was amortized as interest expense over the term of the debt. In April 1998, CMP exercised the warrant.

(10) STOCKHOLDERS' EQUITY

(a) PREFERRED STOCK

    The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At December 31, 2000, no such shares are issued and outstanding.

(b) INITIAL PUBLIC OFFERING

    On August 5, 1998, the Company completed an IPO of 4,500,000 shares of its common stock at a price of $12.00 per share. Of the aggregate shares of common stock sold, 4,000,000 were sold for the account of the Company, generating net proceeds to the Company of approximately $43,800,000, and 500,000 shares were sold for the account of certain stockholders of the Company. Upon the closing of the IPO, all shares of the Company's Series A and B convertible preferred stock automatically converted into 11,777,905 shares of the Company's common stock.

(c) SECONDARY OFFERING

    In May 2000, the Company completed a secondary offering resulting from a demand registration, whereby 3,000,000 shares of common stock were sold to the public by a current stockholder. The Company did not receive any of the proceeds from this transaction. The Company incurred approximately $215,000 of non-reimbursable costs related to this transaction, which are shown as a reduction of additional paid-in capital in the accompanying consolidated statements of stockholders' equity.

(11) STOCK-BASED COMPENSATION

(a) STOCK OPTION PLANS

    The Company's 1998 Stock Incentive Plan (the 1998 Plan) was adopted by the Board of Directors in May 1998. The Plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the Awards). Options may be granted at an exercise price that may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Incentive stock options and options intended to qualify as performance-based compensation may not be granted at an exercise price less than the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Under the 1998 Plan, the Board of Directors has the right to grant other Awards based on the common stock having such terms and conditions as the Board of Directors may determine, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Officers, employees, directors, consultants and advisers of the Company and its subsidiaries are eligible to be granted Awards under the 1998 Plan.

    As of December 31, 2000, options to acquire a total of 2,301,049 shares of common stock were available for grant under the 1998 Plan.

(b) STOCK OPTION ACTIVITY

    Stock option activity under the 1998 Plan for the three years in the period ended December 31, 2000 is as follows:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Outstanding, December 31, 1997..............................         --        $   --
  Granted...................................................  2,190,978         10.98
  Exercised.................................................     (3,600)         0.10
  Canceled..................................................   (649,628)        12.00
                                                              ---------        ------
Outstanding, December 31, 1998..............................  1,537,750         10.57
  Granted...................................................    710,165         16.67
  Exercised.................................................   (163,002)        10.31
  Canceled..................................................   (188,333)        11.91
                                                              ---------        ------
Outstanding, December 31, 1999..............................  1,896,580         12.75
  Granted...................................................  1,246,248         40.21
  Exercised.................................................   (332,870)        10.62
  Canceled..................................................   (670,373)        22.06
                                                              ---------        ------
Outstanding, December 31, 2000..............................  2,139,585        $26.16
                                                              =========        ======
Exercisable, December 31, 2000..............................    702,884        $18.77
                                                              =========        ======
Exercisable, December 31, 1999..............................    584,420        $11.10
                                                              =========        ======
Exercisable, December 31, 1998..............................    352,134        $11.95
                                                              =========        ======

                                      OUTSTANDING                      EXERCISABLE
                         -------------------------------------   -----------------------
                            NUMBER       WEIGHTED                   NUMBER
                         OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                            AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
       RANGE OF          DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
    EXERCISE PRICES          2000          LIFE        PRICE         2000        PRICE
- -----------------------  ------------   -----------   --------   ------------   --------
$7.56--$7.56...........     300,000         9.95      $  7.56           --      $    --
$9.38--$9.75...........      17,154         7.85         9.58       10,544         9.60
$12.00--$12.00.........     689,674         7.41        12.00      470,423        12.00
$14.31--$15.94.........     282,636         8.72        15.45       94,702        15.48
$16.13--$39.13.........     257,252         9.12        33.74       59,488        31.27
$39.94--$46.00.........     269,869         9.51        42.41       43,602        43.42
$48.00--$48.00.........     115,500         9.32        48.00        6,000        48.00
$48.44--$48.44.........     120,000         9.31        48.44           --           --
$96.13--$96.13.........      20,000         9.07        96.13        5,000        96.13
$110.00--$111.00.......      67,500         9.17       111.00       13,125       111.00
                          ---------         ----      -------      -------      -------
$7.56--$111.00.........   2,139,585         8.69      $ 26.16      702,884      $ 18.77
                          =========         ====      =======      =======      =======

(c) FAIR VALUE OF STOCK OPTIONS

    In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statements of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                                 1998        1999       2000
                                                              ----------   --------   --------
Risk-free interest rate.....................................  4.39-5.52%     5.50%      6.16%
Expected dividend yield.....................................        None      None       None
Expected lives..............................................     3 years   3 years    3 years
Volatility..................................................       35.5%      200%      15.3%
Weighted average fair value of options granted during the
  period....................................................       $4.31    $14.63     $10.99

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per common share would have been the following pro forma amounts:

                                                          1998           1999           2000
                                                      ------------   ------------   ------------
Net loss available to common stockholders:
  As reported.......................................  $(12,715,413)  $(27,529,768)  $(43,535,508)
                                                      ============   ============   ============
  Pro forma.........................................  $(13,360,167)  $(30,437,989)  $(48,004,968)
                                                      ============   ============   ============
Basic and diluted net loss per common share:
  As reported.......................................  $      (1.90)  $      (1.70)  $      (2.53)
                                                      ============   ============   ============
  Pro forma.........................................  $      (2.00)  $      (1.88)  $      (2.79)
                                                      ============   ============   ============

(d) WARRANTS

    From August 1994 to October 1995, the Company issued stock purchase warrants to ATTI (see Note 4) for the purchase of 11,450 shares of the Company's common stock at an exercise price of $0.06 per share. The warrants expire five years from the date of grant. At the time of issuance, the Company recorded a charge of $178, representing the fair market value of the warrants as determined by the Board of Directors. These warrants were exercised in 1999.

    During July 1996, the Company issued a warrant to one of its advisers for the purchase of 2,656 shares of membership interest in FiveCom LLC at an exercise price of $125.84 per share. The warrant expires on April 30, 2000. At the time of issuance, the Company recorded a charge of $8,595, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. Upon closing of the IPO, the warrant converted into a warrant to purchase 162,918 shares of common stock at an exercise price of $2.052 per share. These warrants were exercised in 1999.

(12) INCOME TAXES

    As discussed in Note 3, the Company was included in CMP's consolidated federal income tax return through July 8, 1998. Under the tax sharing agreement, the Company recognized a benefit from amounts utilized by CMP from the Company's net operating losses.

    The income tax benefit for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                                          1998           1999           2000
                                                       -----------   ------------   ------------
Current--
  Federal............................................  $  (230,000)  $         --   $         --
  State..............................................      (24,000)            --             --
                                                       -----------   ------------   ------------
                                                          (254,000)            --             --
Deferred--
  Federal............................................   (4,063,000)    (9,893,000)   (14,802,000)
  State..............................................     (214,000)      (399,000)    (1,741,000)
                                                       -----------   ------------   ------------
                                                        (4,277,000)   (10,292,000)   (16,543,000)
Less--Valuation allowance............................    4,216,000     10,292,000     16,543,000
                                                       -----------   ------------   ------------
  Total..............................................  $  (315,000)  $         --   $         --
                                                       ===========   ============   ============

    The benefit from income taxes for the year ended December 31, 1998 represents refundable income taxes from CMP as a result of its tax sharing agreement offset by a provision for net worth taxes.

    The components of the deferred taxes are approximately as follows:

                                                                 1999          2000
                                                              -----------   -----------
Net operating losses........................................  $14,259,000   $29,019,000
Depreciation................................................     (427,000)     (769,000)
Reserves and accruals, not currently deductible.............      676,000     2,801,000
                                                              -----------   -----------
                                                               14,508,000    31,051,000
Valuation allowance.........................................  (14,508,000)  (31,051,000)
                                                              -----------   -----------
Deferred tax liability......................................  $        --   $        --
                                                              ===========   ===========

    As of December 31, 2000, the Company had federal and state net operating loss carryforwards for the period subsequent to the reorganization available to offset future taxable income, if any, of approximately $72,500,000. These carryforwards expire through 2020 and are subject to the review and possible adjustment by the Internal Revenue Service. In addition, the occurrence of certain events, including significant changes in ownership interests, may limit the amount of net operating loss carryforwards available to be used in any given year. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset this carryforward because its future realizability is uncertain.

(13) NETWORK CONSTRUCTION AND NU AND CMP CONTRACTS

    In 1994, the Company contracted for the rights to use NU property over an initial 30-year term for the purpose of owning and operating the fiber optic network facilities. At the end of the initial 30-year term, NU will have the option to purchase the network on NU rights-of-way from the Company at the appraised value or to extend the agreement for an additional 30-year term with an added payment incentive of 10% of revenues generated from the network built on NU rights-of-way. Contractually, the Company was required to build 310 fiber route miles in NU's service territory by September 27, 1999. This requirement of the agreement was extended and the required build was completed in the first quarter of 2000.

    Pursuant to the Company's agreement with NU, the right-of-way fees for specified route segments have been waived for 10 years in return for the Company's guarantee to build the fiber optic network to certain NU facilities and allow NU the use of 12 fibers on designated route segments in the NU service territory. Costs of approximately $6,100,000 associated with the construction of the 12 fibers are included in prepaid right-of-way fees--related party in the accompanying consolidated balance sheet and are being recognized as a cost of revenues ratably over 10 years.

    The Company's agreement with NU also provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are being recognized ratably over the 30-year term of the contract.

    In 1996, the Company contracted for the rights to use CMP's property over an initial 30-year term for the purpose of owning and operating fiber optic network facilities. At the end of the initial 30-year term, CMP will have the option to purchase the network on CMP rights-of-way from the Company at the appraised value or to extend the agreement for an additional 10-year term with an added payment incentive of 10% of revenues generated from the network built on CMP rights-of-way.

    The Company's agreement with CMP provides for payments on a per-mile basis. Such payments are payable annually by January 31 of each year and are recognized ratably over the 30-year term of the contract. The Company paid approximately $132,000 and $147,000 in right-of-way payments for the years ended December 31, 1999 and 2000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

    The Company leases certain motor vehicles, equipment and collocation and office facilities under noncancelable operating leases which expire at various dates through September 2019. Future minimum lease payments required under these leases at December 31, 2000 are approximately as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................  $ 2,781,000
2002........................................................    2,727,000
2003........................................................    2,659,000
2004........................................................    2,330,000
2005........................................................    2,291,000
Thereafter..................................................    8,077,000
                                                              -----------
                                                              $20,865,000
                                                              ===========

    Rent expense charged to operations under the Company's operating leases was approximately $163,000, $800,000 and $2,442,000 in the years ended December 31, 1998, 1999 and 2000, respectively.

    The Company leases fibers on various segments of its network, including metropolitan Boston as well as second- and third-tier cities in Massachusetts and New Hampshire, under operating leases that expire at various dates through November 2019. Future minimum lease payments required under these fiber optic leases at December 31, 2000 are approximately as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................    6,113,000
2002........................................................    5,390,000
2003........................................................    4,875,000
2004........................................................    4,875,000
2005........................................................    4,875,000
Thereafter..................................................   62,005,000
                                                              -----------
                                                              $88,133,000
                                                              ===========

    Fiber lease expense charged to operations under the above agreements was approximately $2,077,000 and $3,716,000 in the years ended December 31, 1999 and 2000, respectively.

    In connection with its fiber leases with certain electric utility companies, the Company is required to pay to the electric utility companies a portion of the quarterly gross revenue derived by the Company from the sale, use or lease of the leased fibers, as defined in the lease agreement.

(b) QWEST AGREEMENT

    In July 1998, the Company entered into an agreement with Qwest Communications Corporation (Qwest) in which Qwest granted the Company an indefeasible right-of-use in certain fibers along a route segment between Boston and New York City. The term of the agreement is for 20 years, but may be terminated at any time upon the occurrence of certain incurred defaults by the Company or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

(c) LITIGATION

    Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and are not expected to have a material effect on operations.

(15) 401(k) PLAN

    The Company maintains the NEON Communications, Inc. 401(k) Plan (the Plan) under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees. Under the Plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company matches participant contributions equal to 60% of employee contributions up to a maximum of 5% of an employee's salary. During the years ended
December 31, 1998, 1999 and 2000, the Company made matching contributions of approximately $27,000, $46,000 and $106,000, respectively.

(16) ACCRUED EXPENSES

    Accrued expenses at December 31, 1999 and 2000 consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Accrued interest............................................  $ 8,606,250   $ 8,606,250
Accrued construction in progress............................    1,106,337       410,200
Accrued property and other taxes............................    1,597,772     1,939,144
Accrued professional fees...................................      380,000       377,936
Accrued payable to related party............................      316,535       486,149
Accrued payroll and benefits................................      521,254       824,282
Accrued commissions.........................................      155,117        68,004
Accrued other...............................................      665,031       814,112
                                                              -----------   -----------
                                                              $13,348,296   $13,526,077
                                                              ===========   ===========

(17) SEGMENT DISCLOSURE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

    The Company analyzes segment reporting based on dark fiber, lit fiber, collocation and other services. Dark fiber, lit fiber, collocation and other services are reported as revenue only. The Company does not allocate for management reporting or segment reporting purposes its cost of revenues and property and equipment, which represent the primarily operating costs, communications network and equipment that support each segment. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

    Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 3. All of the Company's revenues and assets are located in the United States.

    Revenue information for the Company's segments is as follows:

                                                              1998        1999         2000
                                                            --------   ----------   -----------
Revenues:
  Dark fiber leases.......................................  $680,859   $1,925,195   $ 3,153,001
  Lit fiber leases........................................   139,200    1,227,153     7,632,161
  Collocation services....................................        --      316,278     1,441,390
  Other services(1).......................................    43,613    2,196,650       956,401
                                                            --------   ----------   -----------
    Total revenues........................................  $863,672   $5,665,276   $13,182,953
                                                            ========   ==========   ===========

- ------------------------

(1) Includes nonrecurring revenues associated with installation and design, engineering and construction services

(18) SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table sets forth certain unaudited quarterly results of operations for each of the four quarters ended December 31, 1999 and 2000. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The 2000 quarters have been restated below to reflect the effect of SAB No. 101 on the recognition of revenue from nonrecurring fees. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter.

                          MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     MARCH 31,     JUNE 30,     SEPTEMBER 30,
                            1999          1999            1999            1999           2000          2000            2000
                         -----------   -----------   --------------   -------------   -----------   -----------   --------------
REVENUES:
  Network service......  $   421,481   $   737,461    $ 1,023,977      $   972,412    $ 1,663,192   $ 2,309,920    $  3,136,374
  Other service........       99,475       305,384        595,440        1,509,646        447,455       532,640         544,128
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
  Total revenues.......      520,956     1,042,845      1,619,417        2,482,058      2,110,647     2,842,560       3,680,502
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
EXPENSES:
  Cost of revenues.....      928,988     1,448,543      1,843,655        2,144,572      2,084,765     2,557,998       2,745,150
  Selling, general and
    administrative.....    1,321,373     2,111,799      1,614,575        2,332,604      2,508,615     3,054,676       4,850,600
  Depreciation and
    amortization.......      794,978     1,205,873      1,904,083        2,244,786      2,458,941     2,882,130       3,078,564
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
  Total expenses.......    3,045,339     4,766,215      5,362,313        6,721,962      7,052,321     8,494,804      10,674,314
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
  Loss from
    operations.........   (2,524,383)   (3,723,370)    (3,742,896)      (4,239,904)    (4,941,674)   (5,652,244)     (6,993,812)
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
OTHER INCOME (EXPENSE):
  Interest income and
    other, net.........    2,240,764     2,001,901      1,816,213        1,653,381      1,535,409     1,358,036       1,103,195
  Interest expense.....   (4,979,661)   (5,189,609)    (5,356,351)      (5,485,853)    (5,384,275)   (5,304,200)     (5,287,652)
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
  Total other
    expense............   (2,738,897)   (3,187,708)    (3,540,138)      (3,832,472)    (3,848,866)   (3,946,164)     (4,184,457)
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
LOSS BEFORE EFFECT OF
  ACCOUNTING CHANGE....   (5,263,280)   (6,911,078)    (7,283,034)      (8,072,376)    (8,790,540)   (9,598,408)    (11,178,269)
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE (Note 3)...           --            --             --               --             --            --              --
                         -----------   -----------    -----------      -----------    -----------   -----------    ------------
NET LOSS...............  $(5,263,280)  $(6,911,078)   $(7,283,034)     $(8,072,376)   $(8,790,540)  $(9,598,408)   $(11,178,269)
                         ===========   ===========    ===========      ===========    ===========   ===========    ============
BASIC AND DILUTED LOSS
  PER SHARE............  $     (0.33)  $     (0.43)   $     (0.45)     $     (0.49)   $     (0.53)  $     (0.58)   $      (0.66)
                         ===========   ===========    ===========      ===========    ===========   ===========    ============

                         DECEMBER 31,
                             2000
                         -------------
REVENUES:
  Network service......  $  3,675,676
  Other service........       873,568
                         ------------
  Total revenues.......     4,549,244
                         ------------
EXPENSES:
  Cost of revenues.....     3,519,947
  Selling, general and
    administrative.....     5,774,614
  Depreciation and
    amortization.......     3,392,620
                         ------------
  Total expenses.......    12,687,181
                         ------------
  Loss from
    operations.........    (8,137,937)
                         ------------
OTHER INCOME (EXPENSE):
  Interest income and
    other, net.........       906,540
  Interest expense.....    (5,012,887)
                         ------------
  Total other
    expense............    (4,106,347)
                         ------------
LOSS BEFORE EFFECT OF
  ACCOUNTING CHANGE....   (12,244,284)
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE (Note 3)...    (1,724,007)
                         ------------
NET LOSS...............  $(13,968,291)
                         ============
BASIC AND DILUTED LOSS
  PER SHARE............  $      (0.75)
                         ============

(19) VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT
                                                  BEGINNING OF                             BALANCE AT
                                                     PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                                                  ------------   ---------   ----------   -------------
Allowance for Doubtful Accounts:
  2000..........................................    $117,000     $356,000     $ 97,000      $376,000
  1999..........................................    $224,000     $146,000     $253,000      $117,000
  1998..........................................    $     --     $224,000     $     --      $224,000

(20) SUBSEQUENT EVENTS

    On March 28, 2001, the Company signed a term sheet to sell $13.0 million of 19.5% subordinated convertible notes (19.5% Convertible Notes) to Exelon. The 19.5% coupon is subject to adjustment to 24% upon certain events, as defined in the term sheet. The 19.5% Convertible Notes mature on August 15, 2008 and scheduled interest payments are due semi-annually commencing August 15, 2001. Exelon shall have the option to receive the interest in cash or common stock at a price per share of $5.00. The 19.5% Convertible Notes and accrued interest are convertible at any time into common stock at Exelon's option at a price of $5.00 per common share. A provision in the term sheet provides for an additional payment from Exelon of $10.0 million on or before April 15, 2002 in lieu of providing the IRUs, services and other cash proceeds required under its September 2000 agreements with the Company. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000.

    On March 29, 2001, the Company signed a term sheet to sell $15.0 million of 18% subordinated convertible notes (18% Convertible Notes), to Northeast Utilities. The 18% Convertible Notes mature on August 15, 2008 and scheduled interest payments are due semi-annually commencing August 15, 2001. The Company has the option to pay the interest in cash, common stock at a price per share of $6.00 or an additional convertible note. The 18% Convertible Notes and accrued interest are convertible at any time into common stock at Northeast Utilities' option at a price of $6.00 per common share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of NEON Optica, Inc.:

    We have audited the accompanying consolidated balance sheets of NEON Optica, Inc. (a Delaware corporation and a wholly-owned subsidiary of Neon Communications, Inc.) and subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the NEON Optica, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEON Optica, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts
March 29, 2001

                               NEON OPTICA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  4,768,389   $ 20,650,158
  Short-term restricted investments (Note 8(a)).............    22,518,611     24,452,374
  Short-term investments....................................    66,803,311             --
  Accounts receivable, net of allowance of approximately
    $117,000 and $376,000 in 1999 and 2000, respectively....     1,858,201      2,725,732
  Prepaid expenses and other current assets.................       494,323        413,764
                                                              ------------   ------------
    Total current assets....................................    96,442,835     48,242,028
                                                              ------------   ------------
Property and Equipment, net.................................    94,924,843    161,425,167
Restricted Investments (Note 8(a))..........................    31,693,543     10,851,258
Intangible and Other Assets, net (Note 7)...................    57,572,155     61,418,238
                                                              ------------   ------------
                                                              $280,633,376   $281,936,691
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  3,783,354   $ 21,559,425
  Accounts payable--Communications network..................     9,438,350     11,874,368
  Accrued expenses..........................................    13,348,296     13,526,077
  Accrued right-of-way fees, related party..................       886,322        679,531
  Due to parent company.....................................            --      8,672,561
  Deferred revenue (Note 3(g))..............................        58,380        735,105
                                                              ------------   ------------
    Total current liabilities...............................    27,514,702     57,047,067
                                                              ------------   ------------
Deferred revenue, net of current portion (Note 3(g))........       969,026      3,989,670
Long-term accounts payable--Communications network, net of
  current portion...........................................     4,682,858     13,650,642
Long-term obligations.......................................   180,000,000    180,000,000
Commitments and Contingencies (Note 14)
Stockholders' Equity:
  Common stock, $0.01 par value--
    Authorized--30,000,000 and 3,000 shares at December 31,
      1999 and 2000, respectively
    Issued and outstanding--6,393,534 and 100 shares at
      December 1999 and 2000, respectively (Note 2).........       163,935              1
  Additional paid-in capital................................   110,072,881    113,554,845
  Accumulated deficit.......................................   (42,770,026)   (86,305,534)
                                                              ------------   ------------
Total stockholders' equity..................................    67,466,790     27,249,312
                                                              ------------   ------------
                                                              $280,633,376   $281,936,691
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEON OPTICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1998           1999           2000
                                                      ------------   ------------   ------------
Revenues:
  Network service...................................  $    820,059   $  3,152,348   $ 10,785,162
  Other service.....................................        43,613      2,512,928      2,397,791
                                                      ------------   ------------   ------------
  Total revenues....................................       863,672      5,665,276     13,182,953
                                                      ------------   ------------   ------------
Expenses:
  Cost of revenues..................................     2,176,266      6,365,758     10,907,860
  Selling, general and administrative...............     5,200,720      7,380,351     16,188,505
  Depreciation and amortization.....................     1,798,294      6,149,720     11,812,255
                                                      ------------   ------------   ------------
  Total expenses....................................     9,175,280     19,895,829     38,908,620
                                                      ------------   ------------   ------------
  Loss from operations..............................    (8,311,608)   (14,230,553)   (25,725,667)
                                                      ------------   ------------   ------------
Other Income (Expense):
  Interest income...................................     4,179,880      7,712,259      4,903,180
  Interest expense..................................    (8,644,463)   (21,011,474)   (20,989,014)
                                                      ------------   ------------   ------------
  Total other expense, net..........................    (4,464,583)   (13,299,215)   (16,085,834)
                                                      ------------   ------------   ------------
  Loss before minority interest in subsidiaries'
    earnings and benefit from income taxes..........   (12,776,191)   (27,529,768)   (41,811,501)
Minority Interest...................................     1,108,933             --             --
Benefit From Income Taxes...........................      (315,000)            --             --
                                                      ------------   ------------   ------------
Loss Before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle.................   (11,352,258)   (27,529,768)   (41,811,501)
                                                      ------------   ------------   ------------
Extraordinary Item (Note 2).........................    (1,363,155)            --             --
Cumulative Effect of Change in Accounting Principle
  (Note 3)..........................................            --             --     (1,724,007)
                                                      ------------   ------------   ------------
Net Loss............................................  $(12,715,413)  $(27,529,768)  $(43,535,508)
                                                      ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEON OPTICA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           SERIES A                SERIES B
                                         CONVERTIBLE             CONVERTIBLE
                                       PREFERRED STOCK         PREFERRED STOCK            COMMON STOCK
                                     --------------------   ----------------------   -----------------------
                                      NO. OF    $0.01 PAR     NO. OF     $0.01 PAR     NO. OF      $0.01 PAR
                                      SHARES      VALUE       SHARES       VALUE       SHARES        VALUE     WARRANTS
                                     --------   ---------   ----------   ---------   -----------   ---------   ---------
Balance, December 31, 1997.........    78,324    $   783       962,734   $  9,627        284,828      2,848     $ 8,595
  Exercise of common stock
    options........................        --         --            --         --          3,600         36          --
  Reorganization (Note 2)..........   199,636      1,996     3,470,470     34,705             --         --          --
  Conversion of Series A and B
    convertible preferred stock....  (277,960)    (2,779)   (4,433,204)   (44,332)    11,777,905    117,779          --
  Proceeds from initial public
    offering, net of issuance costs
    of $4,230,011..................        --         --            --         --      4,000,000     40,000          --
  Net loss.........................        --         --            --         --             --         --          --
                                     --------    -------    ----------   --------    -----------   --------     -------
Balance, December 31, 1998.........        --         --            --         --     16,066,333    160,663       8,595
  Exercise of common stock
    options........................        --         --            --         --        163,002      1,630          --
  Exercise of warrants.............        --         --            --         --        164,199      1,642      (8,595)
  Compensation expense related to
    the issuance of stock options
    to nonemployees................        --         --            --         --             --         --          --
  Net loss.........................        --         --            --         --             --         --          --
                                     --------    -------    ----------   --------    -----------   --------     -------
Balance, December 31, 1999.........        --         --            --         --     16,393,534    163,935          --
  Exercise of common stock
    options........................        --         --            --         --             --         --          --
  Payment of issuance costs for
    demand registration
    (Note 10)......................        --         --            --         --             --         --          --
  Reorganization (Note 2)..........        --         --            --         --    (16,393,434)  (163,934)         --
  Net loss.........................        --         --            --         --             --         --          --
                                     --------    -------    ----------   --------    -----------   --------     -------
Balance, December 31, 2000.........        --    $    --            --   $     --            100          1     $    --
                                     ========    =======    ==========   ========    ===========   ========     =======


                                      ADDITIONAL                        TOTAL
                                       PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                       CAPITAL         DEFICIT         EQUITY
                                     ------------   -------------   -------------
Balance, December 31, 1997.........  $ 11,817,216   $ (2,524,845)   $  9,314,224
  Exercise of common stock
    options........................        32,040             --          32,076
  Reorganization (Note 2)..........    52,597,107             --      52,633,808
  Conversion of Series A and B
    convertible preferred stock....       (70,668)            --              --
  Proceeds from initial public
    offering, net of issuance costs
    of $4,230,011..................    43,729,989             --      43,769,989
  Net loss.........................            --    (12,715,413)    (12,715,413)
                                     ------------   ------------    ------------
Balance, December 31, 1998.........   108,105,684    (15,240,258)     93,034,684
  Exercise of common stock
    options........................     1,666,116             --       1,667,746
  Exercise of warrants.............         7,640             --             687
  Compensation expense related to
    the issuance of stock options
    to nonemployees................       293,441             --         293,441
  Net loss.........................            --    (27,529,768)    (27,529,768)
                                     ------------   ------------    ------------
Balance, December 31, 1999.........   110,072,881    (42,770,026)     67,466,790
  Exercise of common stock
    options........................     3,533,454             --       3,533,454
  Payment of issuance costs for
    demand registration
    (Note 10)......................      (215,424)            --        (215,424)
  Reorganization (Note 2)..........       163,934             --              --
  Net loss.........................            --    (43,535,508)    (43,535,508)
                                     ------------   ------------    ------------
Balance, December 31, 2000.........  $113,554,845   $(86,305,534)   $ 27,249,312
                                     ============   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEON OPTICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1998           1999            2000
                                                              ------------   -------------   -------------
Cash Flows from Operating Activities:
  Net loss..................................................  $(12,715,413)  $ (27,529,768)  $ (43,535,508)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities--
    Cumulative effect of change in accounting principle
     (Note 3)...............................................            --              --       1,724,007
    Extraordinary item-write-off of deferred financing
     costs..................................................     1,363,155              --              --
    Minority interest in subsidiaries' earnings.............    (1,108,933)             --              --
    Loss on disposal of property and equipment..............         6,699              --              --
    Accretion of long-term obligations......................        62,165              --              --
    Compensation expense from the issuance of stock options
     to nonemployees........................................            --         293,441              --
    Amortization of deferred financing and interest costs...       261,102       1,150,940       1,305,104
    Depreciation and amortization...........................     1,798,294       6,149,720      11,812,255
    Changes in assets and liabilities--
      Accounts receivable...................................       922,476      (1,746,286)       (867,531)
      Refundable taxes from related party...................      (387,104)        755,838              --
      Prepaid expenses and other current assets.............      (493,375)         12,624          80,559
      Accounts payable......................................        27,527       3,461,069      17,776,071
      Accrued expenses......................................    13,253,999        (376,409)        (29,010)
      Due to parent company.................................            --              --       8,672,561
      Deferred revenue......................................        24,730        (141,494)      1,973,362
      Deferred tax liability................................       (61,000)             --              --
                                                              ------------   -------------   -------------
        Net cash provided by (used in) operating
        activities..........................................     2,954,322     (17,970,325)     (1,088,130)
                                                              ------------   -------------   -------------
Cash Flows from Investing Activities:
  Purchases of short-term investments.......................   (48,581,949)   (140,221,362)   (177,305,849)
  Proceeds from sales of short-term investments.............            --     122,000,000     244,109,160
  Proceeds from sale of property and equipment..............         9,500              --              --
  Purchases of property and equipment.......................   (38,947,267)    (48,583,642)    (76,716,670)
  Increase in intangible and other assets...................    (6,252,612)     (1,518,057)     (6,747,096)
                                                              ------------   -------------   -------------
        Net cash used in investing activities...............   (93,772,328)    (68,323,061)    (16,660,455)
                                                              ------------   -------------   -------------
Cash Flows from Financing Activities:
  Increase in accounts payable--communications network......     1,448,426      11,473,489      11,403,802
  Proceeds from issuance of long-term obligations...........   180,000,000              --              --
  Proceeds from note payable to related party...............    15,775,000              --              --
  Payments on long-term obligations.........................    (1,991,286)       (127,619)             --
  Payments on note payable to related party.................   (17,875,000)             --              --
  (Increase) decrease in restricted cash and investments....   (73,701,911)     20,309,680      18,908,522
  Payment of common stock issuance costs....................            --              --        (215,424)
  Proceeds from exercise of common stock options and
    warrants................................................        32,128       1,668,433       3,533,454
  Proceeds from initial public offering, net................    43,769,989              --              --
                                                              ------------   -------------   -------------
        Net cash provided by financing activities...........   147,457,346      33,323,983      33,630,354
                                                              ------------   -------------   -------------
Net Increase (Decrease) in Cash and Cash Equivalents........    56,639,340     (52,969,403)     15,881,769
Cash and Cash Equivalents, beginning of year................     1,098,452      57,737,792       4,768,389
                                                              ------------   -------------   -------------
Cash and Cash Equivalents, end of year......................  $ 57,737,792   $   4,768,389   $  20,650,158
                                                              ============   =============   =============
Supplemental Disclosure of Cash Flow information:
  Cash paid during the year for--
    Interest................................................  $    660,300   $  20,384,830   $  20,362,370
                                                              ============   =============   =============
    Taxes...................................................  $     16,875   $     189,250   $     132,550
                                                              ============   =============   =============
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Goodwill recorded in connection with the Reorganization...  $ 47,871,068   $          --   $          --
                                                              ============   =============   =============
  Conversion of minority interest into convertible preferred
    stock at Reorganization.................................  $  4,229,853   $          --   $          --
                                                              ============   =============   =============
  Exercise of CMP warrant...................................  $    532,836   $          --   $          --
                                                              ============   =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEON OPTICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) OPERATIONS

    NEON Optica, Inc. (the Company or NEON Optica) formerly Northeast Optic Network, Inc. and its subsidiaries are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks in the Northeast and Mid-Atlantic regions of the United States.

    To date, NEON Optica has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $86,300,000. The market for fiber optic telecommunications in which NEON Optica operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. NEON Optica is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on NEON Optica.

(2) REORGANIZATIONS AND SIGNIFICANT TRANSACTION

    The Company was incorporated in Massachusetts in July 1989. In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. (Mode 1), an affiliate of Northeast Utilities Services Company (NU), organized NECOM LLC in Massachusetts, with FiveCom LLC owning 60% and Mode 1 owning 40% of the membership interest in NECOM LLC. In
December 1996, FiveCom LLC and Central Maine Power Company (CMP) organized FiveCom of Maine LLC in Massachusetts, with CMP owning 66.7% and FiveCom LLC owning 33.3% of the membership interests in FiveCom of Maine LLC. In addition, CMP purchased a 90.9% interest in the Company, giving it a controlling interest. FiveCom LLC, NECOM LLC and FiveCom of Maine LLC commenced operations upon their respective dates of organization. Prior to the Reorganization, completed on July 8, 1998, the Company had a controlling interest in all entities except FiveCom of Maine LLC (FiveCom of Maine LLC and the Company were commonly controlled by CMP). After the Reorganization, FiveCom of Maine LLC became a wholly-owned subsidiary of the Company. As a result, the accompanying consolidated financial statements have been restated to give retroactive effect to the merger of FiveCom of Maine LLC with and into a subsidiary of the Company as a reorganization of entities under common control in a manner similar to a pooling of interests.

    In order to simplify the corporate structure and in contemplation of the initial public offering, the Company's major stockholders decided to reorganize the Company (the Reorganization). In April 1998, prior to the Reorganization, CMP exercised its warrants to purchase 5,876 membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and on July 8, 1998, (i) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom Services, a wholly-owned subsidiary of CMP) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for 3,470,470 shares of the Series B Convertible Preferred Stock of the Company; (ii) FiveCom LLC and NECOM LLC were each merged with and into the Company; (iii) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly-owned subsidiary of the Company and (iv) the Company was reincorporated in Delaware as Northeast Optic
Network, Inc. and the Company's Certificate of Incorporation was amended and restated. In December 1998, FiveCom of Maine, Inc. was merged with and into Northeast Optic Network, Inc.

    As a result of the Reorganization, (i) MaineCom Services' ownership of the Company was reduced to 52.82%, with Mode 1 gaining an ownership interest of 40.84% in the Company, (ii) FiveCom LLC and NECOM LLC were merged with and into the Company and (iii) FiveCom of Maine LLC became a wholly-owned subsidiary of the Company, which was converted from a Massachusetts limited liability company into a Delaware corporation.

    On July 8, 1998, the Company entered into a Restructuring and Contribution Agreement (the Agreement) with CMP, MaineCom Services and Mode 1 relating to the restructuring of the Company. Pursuant to this Agreement, each of MaineCom Services and Mode 1 exchanged membership interests in subsidiaries of the Company for shares of the Series B Convertible Preferred Stock of the Company. In addition, pursuant to the Agreement, the Company's president and the Company's vice president of Operations exchanged their membership interests in FiveCom LLC, a subsidiary of the Company, for shares of the Series B Convertible Preferred Stock of the Company.

    Prior to the reorganization, FiveCom, Inc., NU and other minority interests owned 82.7%, 9.9% and 7.4%, respectively, of FiveCom LLC membership interests. CMP, through its ownership in FiveCom, Inc., owned a 75.1% interest in FiveCom LLC. In connection with the Reorganization, the Company recorded an intangible asset of $47,871,068 to reflect the Company's exchange of membership interest (acquisition) related to NU's minority interest in NECOM LLC in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, BUSINESS COMBINATIONS (AIN-39). The intangible asset will be amortized over 30 years, reflecting assignment of value to goodwill and to the rights-of-ways, which have 30-year terms.

    On August 5, 1998, the Company completed an initial public offering (IPO) of 4,500,000 shares of its common stock at $12.00 per share (see Note 10(b)) and sold $180 million of 12 3/4% Senior Notes due in 2008 (the Senior Notes) to the public in a debt offering (see Note 8(a)). Upon successful completion of the offerings, the Company retired substantially all of its outstanding notes payable and recorded an extraordinary charge of $1,363,155 in the consolidated statement of operations for the year ended December 31, 1998 to write off the remaining balance of the deferred financing costs related to the notes.

    On September 14, 2000, the Company completed its second reorganization, under the terms of which NEON Communications, Inc. was created to became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The Common Stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT", with NEON Optica, Inc., the operating entity, as a wholly-owned subsidiary of NEON Communications, Inc. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions. NEON Optica, Inc. continues to make periodic reports under the Securities Exchange Act of 1934 in respect of its 12 3/4% Senior Notes Due 2008.

    Immediately following the reorganization on September 14, 2000, Neon Communications closed agreements with Consolidated Edison Communications, Inc.
(CEC) and Exelon Ventures Corporation (Exelon). Under the terms of these agreements, Neon Communications will receive an indefeasible right to use (IRU) fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, DC. At the same time, both CEC and Exelon will also provide connectivity from NEON's backbone system to their respective local distribution facilities in CEC and Exelon service areas. This interstate and intrastate communications network will operate under the NEON brand, expanding NEON's network into and around New York and the Mid-Atlantic region. The term of the IRU granted under the CEC agreement is for no less than 25 years and the term of the IRU granted under the Exelon agreement is for 20 years with five-year extension periods.

    As part of these agreements, Neon Communications has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of December 31, 2000, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of Neon Communications' fully diluted common stock. In an unrelated transaction, Consolidated Edison, Inc., the parent holding company of CEC, has previously announced that it has entered into an agreement to acquire Northeast Utilities, a subsidiary of which holds approximately 25.6% of the Company's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, CEC and Exelon have each nominated a member of the Company's Board of Directors.

    As of December 31, 2000, NEON Communications has not yet received all of the assets to be provided by CEC and Exelon under the agreements and, therefore, has recorded a subscription receivable on the accompanying consolidated balance sheets for the value of these assets. NEON Communications has received an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under these agreements. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRUs granted under these agreements. In addition to the IRUs and intangible assets, CEC and Exelon have also agreed to contribute to NEON Communications cash totaling $11,300,000 and $8,050,000, respectively, over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence (POP) and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses.

    In March 2001, NEON Communications signed a term sheet with Exelon, pursuant to which Exelon would purchase $13 million in subordinated convertible notes from NEON Communications (see Note 20). A provision in the term sheet provides for an additional payment from Exelon of $10 million on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under the September 2000 agreements with Exelon. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000.

(3) SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

(a) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of operations of NEON Optica, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b) MINORITY INTEREST

    Minority interest in consolidated subsidiaries of the Company at December 31, 1998 consists of other members' interests in the LLCs identified in
Note 2. Changes in minority interest reflect other members' capital adjusted by their portion of the net loss.

(c) MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(d) REVENUE RECOGNITION

    The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue (see Note 3(g)). The Company also leases space at its facilities (collocation services). Other service revenues includes these collocation service revenues as well as revenues from nonrecurring installation charges and design, engineering and construction services.

    In December 1999, the SEC issued SAB No. 101, REVENUE RECOGNITION, which provides guidance on applying generally accepted accounting principles to recognition of revenues. The Company adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, the Company recognizes revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because the Company had no further obligations. The Company is required to adopt this new accounting guidance as of January 1, 2000. In connection with the implementation of SAB No. 101, the Company has deferred approximately $2,053,000 and $305,000 of revenues and costs, respectively, during the year ended
December 31, 2000, to be recognized ratably over the terms of the applicable network services agreements. The results from operations in periods prior to the year ended December 31, 2000 have not been restated to reflect the impact of SAB No. 101. Instead, in accordance with APB Opinion No. 20, ACCOUNTING CHANGES, the cumulative effect of the implementation of SAB No. 101 on these periods, totaling $1,724,007, has been recorded as a one-time charge in the accompanying consolidated statement of operations for the year ended December 31, 2000.

    The Company has contracts with customers that provide service-level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits granted under these arrangements have not been material.

(e) INCOME TAXES

    Through July 8, 1998, the Company was majority-owned by CMP and, under a tax-sharing agreement, was included in the consolidated federal tax return of CMP (see Notes 4 and 12). Tax provisions through that date were calculated on a separate return basis. The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

(f) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company accounts for investments under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of three months or less. As of December 31, 2000, all of the Company's short-term investments are classified as held-to-maturity and reported at amortized cost, which approximates fair market value. Cash and cash equivalents and short-term investments consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Cash and cash equivalents--
  Cash.............................................  $   169,167   $   934,969
  Money market.....................................    4,599,222     3,534,527
  Commercial paper.................................           --     9,205,932
  U.S. Treasury notes..............................           --     6,974,730
                                                     -----------   -----------
  Total cash and cash equivalents..................  $ 4,768,389   $20,650,158
                                                     -----------   -----------

Short-term investments--
  U.S. Treasury notes..............................  $43,230,651   $        --
  Commercial paper.................................   23,572,660            --
                                                     -----------   -----------
  Total short-term investments.....................  $66,803,311   $        --
                                                     -----------   -----------

(g) DEFERRED REVENUE

    Deferred revenue represents prepayments on dark fiber optic cable leases and amounts related to nonrecurring fees to be recognized over the terms of the customer fiber optic lease arrangements to which they relate in accordance with SAB No. 101. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenue and recognized over the term of the respective customer fiber optic lease agreement.

(h) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation using the straight-line method to allocate the cost of property and equipment over their estimated useful lives, as follows:

Communications network......................................  20 years
Machinery and equipment.....................................  5-7 years
Leasehold improvements......................................  Life of lease
Network buildings...........................................  15 years
Furniture and fixtures......................................  7 years

(i) LONG-LIVED ASSETS

    The Company applies SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets and goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The Company does not believe that its long-lived assets have been impaired.

(j) CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments are invested in financial instruments with high credit ratings. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales.

    Significant accounts receivable balances as a percentage of the Company's total accounts receivable are as follows:

                                                           PERCENTAGE OF TOTAL ACCOUNTS RECEIVABLE
                                        SIGNIFICANT   --------------------------------------------------
AS OF DECEMBER 31,                       CUSTOMERS       A             B             C             D
- ------------------                      -----------   --------      --------      --------      --------
1999..................................       3              --%         *%              --%         *%
2000..................................       1              21          *                *          *

                                             PERCENTAGE OF TOTAL ACCOUNTS RECEIVABLE
                                        --------------------------------------------------
AS OF DECEMBER 31,                         E             F             G             H
- ------------------                      --------      --------      --------      --------
1999..................................        --%        13%           32%           11%
2000..................................         *          *             *             *

    The Company recorded revenues greater than 10% of total revenues from the following customers:

                                                                        PERCENTAGE OF TOTAL REVENUES
                                        SIGNIFICANT   ----------------------------------------------------------------
YEAR ENDED DECEMBER 31,                  CUSTOMERS       A             B             C             D             E
- -----------------------                 -----------   --------      --------      --------      --------      --------
1998..................................       3               *%        50%           19%           12%            *%
1999..................................       3               *          *            18             *             *
2000..................................       2               *          *             *             *            16

                                            PERCENTAGE OF TOTAL REVENUES
                                        ------------------------------------
YEAR ENDED DECEMBER 31,                    F             G             H
- -----------------------                 --------      --------      --------
1998..................................     --%           --%           --%
1999..................................     16            13             *
2000..................................     10             *             *

- ------------------------

*   Represents less than 10%

(k) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

(l) COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

(m) RECLASSIFICATIONS

    Certain prior-period amounts have been reclassified to conform with the current period presentation.

(n) NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS
No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This new standard is not anticipated to have a significant impact on the Company's consolidated financial statements based on the current structure and operations.

    In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK
COMPENSATION: AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The impact of FASB Interpretation No. 44 was not material to the Company's financial position, results of operations or cash flows.

(4) RELATED PARTY TRANSACTIONS

    Applied Telecommunication Technologies, Inc. (ATTI), a stockholder of the Company, had provided the Company with $1,594,433 of lease financing. As of December 31, 1999, all obligations had been paid in full.

    During the years ended December 31, 1998, 1999 and 2000, the Company reimbursed CMP and/or its subsidiary, MaineCom Services, for costs related to the activities of the Company. The amount paid to CMP totaled approximately $1,200,000, $241,000 and $1,307,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company believes that these costs approximated the actual costs incurred by CMP and/or MaineCom Services related to such personnel and does not believe that such costs would have been materially different had CMP and/or MaineCom Services not been affiliates of the Company.

    The Company accrued approximately $132,000 and $147,000 in right-of-way fees to CMP for the years ended December 31, 1999 and 2000, respectively.

    In addition, CMP included the Company in its consolidated federal income tax return through July 8, 1998. At December 31, 1998, the amounts due under the tax-sharing agreement to the Company from CMP are included in refundable taxes from related party and amounted to approximately $755,800 for current and deferred income tax benefits related to CMP's utilization of the Company's loss carryforwards (see Note 12).

    The Company paid NU approximately $1,907,000, $1,159,000 and $851,000 in 1998, 1999 and 2000, respectively, for materials, labor and other contractor charges. Approximately $486,000 and $788,000 was included in accounts payable--communications network at December 31, 1999 and 2000, respectively.

    In 1994, the Company entered into an agreement with NU whereby NU waived right-of-way fees for 10 years in return for the Company's guarantee to build the fiber optic network to certain NU facilities and allow NU the use of 12 fibers on designated route segments in the NU service territory.

    The Company's agreement with NU provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are recognized ratably over the 30-year term of the contract. Approximately $886,000 and $680,000 was included in accrued right-of-way fees--related party at December 31, 1999 and 2000, respectively.

    The Company believes that the right-of-way fees payable under the NU and CMP agreements are reasonable and are comparable to those which would have been negotiated on an arm's-length basis with an unaffiliated third party.

    During the year ended December 31, 2000, Neon Communications provided the Company with funds totaling approximately $10,908,000. As of December 31, 2000, approximately $8,673,000 remained due to Neon Communications.

    The Company has employment contracts with three of its officers. The contracts are for three-year terms expiring at varying dates through December 2003, with an annual compensation commitment of $507,000 in the aggregate.

(5) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following at December 31:

                                                       1999           2000
                                                   ------------   ------------
Communications network...........................  $ 48,084,658   $ 61,794,490
Communications network
  construction-in-progress.......................    20,094,360     43,263,853
Machinery and equipment..........................    19,999,571     47,449,912
Leasehold improvements...........................     9,501,428     20,327,393
Network buildings................................     1,563,258      1,563,258
Furniture and fixtures...........................     1,371,019      2,932,058
                                                   ------------   ------------
                                                    100,614,294    177,330,964
Less--Accumulated depreciation and
  amortization...................................     5,689,451     15,905,797
                                                   ------------   ------------
                                                   $ 94,924,843   $161,425,167
                                                   ============   ============

(6) COMMUNICATIONS NETWORK CONSTRUCTION-IN-PROGRESS

    The Company is constructing a communications network in the Northeast and Mid-Atlantic regions. Costs directly related to the construction of the network are being capitalized and will be depreciated over the 20-year estimated useful life of the fiber optic transmission plant as individual segments of the system are placed in service. During 1999 and 2000, approximately 400 and 700 miles, respectively, were placed in service. Approximately $1,500,000, $3,095,000 and $3,830,000 of interest has been capitalized to communications network construction-in-progress in each of the three years ended December 31, 1998, 1999 and 2000. Interest capitalized was calculated using the weighted average borrowing rate in each period and was 12.64%, 12.75% and 12.75%, respectively, in each of the three years ended December 31, 2000.

(7) INTANGIBLE AND OTHER ASSETS

    Intangible and other assets subject to amortization have been capitalized and are amortized on the straight-line basis as follows:

Goodwill..................................  30 years (estimated useful life)
Deferred interest and financing costs.....  2-10 years (term of the debt)
Prepaid right-of-way fees, related          10 years (term of the agreement)
  party...................................

    Intangible and other assets consist of the following at December 31:

                                                        1999          2000
                                                     -----------   -----------
Goodwill...........................................  $47,871,068   $47,871,068
Deferred interest and financing costs..............    6,848,803     8,883,301
Prepaid right-of-way fees, related party...........    6,099,817     6,099,817
Other..............................................    1,029,184     5,741,782
                                                     -----------   -----------
                                                      61,848,872    68,595,968
Less--Accumulated amortization.....................    4,276,717     7,177,730
                                                     -----------   -----------
                                                     $57,572,155   $61,418,238
                                                     ===========   ===========

(8) LONG-TERM OBLIGATIONS

(a) 12 3/4% SENIOR NOTES

    In August 1998, the Company sold $180,000,000 of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 2000. Upon closing of the sale of the Senior Notes, the Company purchased approximately $72,000,000 in U.S. Government obligations with an average maturity of 645 days to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

                                                              REDEMPTION
PERIOD                                                          PRICE
- ------                                                        ----------
2003........................................................   106.375%
2004........................................................   104.250
2005........................................................   102.125
Thereafter..................................................   100.000

    In the event of a change in control, as defined, each holder of the notes will be entitled to require the Company to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank PARI PASSU in right of payment with all existing and future indebtedness of the Company that is not subordinated by its terms in right of payment and priority to the Senior Notes and is senior in right-of-payment to all future subordinated indebtedness of the Company.

    In connection with this financing, the Company incurred approximately $6,300,000 of issuance costs. These costs have been classified as deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2000 and are being amortized, as additional interest expense, over the term of the Notes.

(b) ATTI NOTES PAYABLE

    From August 1994 through October 1995, the Company entered into five notes payable with ATTI. The notes accrued interest at 13% and were payable in monthly principal and interest installments ranging from $1,194 to $13,270 through August 1999. In addition, the Company issued common stock warrants in conjunction with the notes (see Notes 4 and 11(d)). All amounts were repaid in 1999.

(9) CMP WARRANT

    During October 1997 and in connection with the CMP construction loan agreement, the Company issued a warrant to purchase 5,876 shares of membership interest in FiveCom LLC to the CMP at an exercise price of $0.01 per share. The warrant was to expire on October 7, 2002. At the time of issuance, the warrant was recorded as a discount on the loan agreement as deferred financing costs and as a separate component in the mezzanine to stockholders' equity at $532,836, the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The discount was amortized as interest expense over the term of the debt. In April 1998, CMP exercised the warrant.

(10) STOCKHOLDERS' EQUITY

(a) PREFERRED STOCK

    The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At December 31, 2000, no such shares are issued and outstanding.

(b) INITIAL PUBLIC OFFERING

    On August 5, 1998, the Company completed an IPO of 4,500,000 shares of its common stock at a price of $12.00 per share. Of the aggregate shares of common stock sold, 4,000,000 were sold for the account of the Company, generating net proceeds to the Company of approximately $43,800,000, and 500,000 shares were sold for the account of certain stockholders of the Company. Upon the closing of the IPO, all shares of the Company's Series A and B convertible preferred stock automatically converted into 11,777,905 shares of the Company's common stock.

(c) SECONDARY OFFERING

    In May 2000, the Company completed a secondary offering resulting from a demand registration, whereby 3,000,000 shares of common stock were sold to the public by a current stockholder. The Company did not receive any of the proceeds from this transaction. The Company incurred approximately $215,000 of non-reimbursable costs related to this transaction, which are shown as a reduction of additional paid-in capital in the accompanying consolidated statements of stockholders' equity.

(11) STOCK-BASED COMPENSATION

(a) STOCK OPTION PLANS

    In connection with the holding company reorganization effected on September 14, 2000 (Note 2), the Company's 1998 Stock Incentive Plan (1998 Plan) and all options granted under the 1998 Plan were assumed by NEON
Communications, Inc., the parent of the Company. As of December 31, 2000, options to acquire a total of 2,301,049 shares of NEON Communications common stock were available for grant by NEON Communications under the 1998 Plan. The Neon Communications 1998 Plan represents the only stock option plan available to the Company's employees.

    The 1998 Plan was adopted by the Board of Directors in May 1998. The Plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the Awards). Options may be granted at an exercise price that may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Incentive stock options and options intended to qualify as performance-based compensation may not be granted at an exercise price less than the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of Neon Communications). Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of Neon Communications to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Under the 1998 Plan, the Board of Directors has the right to grant other Awards based on the common stock having such terms and conditions as the Board of Directors may determine, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Officers, employees, directors, consultants and advisers of Neon Communications and its subsidiaries are eligible to be granted Awards under the 1998 Plan.

(b) STOCK OPTION ACTIVITY

    Stock option activity under the 1998 Plan for the three years in the period ended December 31, 2000 is as follows:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Outstanding, December 31, 1997..............................         --        $   --
  Granted...................................................  2,190,978         10.98
  Exercised.................................................     (3,600)         0.10
  Canceled..................................................   (649,628)        12.00
                                                              ---------        ------
Outstanding, December 31, 1998..............................  1,537,750         10.57
  Granted...................................................    710,165         16.67
  Exercised.................................................   (163,002)        10.31
  Canceled..................................................   (188,333)        11.91
                                                              ---------        ------
Outstanding, December 31, 1999..............................  1,896,580         12.75
  Granted...................................................  1,246,248         40.21
  Exercised.................................................   (332,870)        10.62
  Canceled..................................................   (670,373)        22.06
                                                              ---------        ------
Outstanding, December 31, 2000..............................  2,139,585        $26.16
                                                              =========        ======
Exercisable, December 31, 2000..............................    702,884        $18.77
                                                              =========        ======
Exercisable, December 31, 1999..............................    584,420        $11.10
                                                              =========        ======
Exercisable, December 31, 1998..............................    352,134        $11.95
                                                              =========        ======

                                                      OUTSTANDING                      EXERCISABLE
                                         -------------------------------------   -----------------------
                                            NUMBER       WEIGHTED                   NUMBER
                                         OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                            AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
RANGE OF                                 DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
EXERCISE PRICES                              2000          LIFE        PRICE         2000        PRICE
- ---------------                          ------------   -----------   --------   ------------   --------
$7.56--$7.56...........................     300,000         9.95      $  7.56           --      $    --
$9.38--$9.75...........................      17,154         7.85         9.58       10,544         9.60
$12.00--$12.00.........................     689,674         7.41        12.00      470,423        12.00
$14.31--$15.94.........................     282,636         8.72        15.45       94,702        15.48
$16.13--$39.13.........................     257,252         9.12        33.74       59,488        31.27
$39.94--$46.00.........................     269,869         9.51        42.41       43,602        43.42
$48.00--$48.00.........................     115,500         9.32        48.00        6,000        48.00
$48.44--$48.44.........................     120,000         9.31        48.44           --           --
$96.13--$96.13.........................      20,000         9.07        96.13        5,000        96.13
$110.00--$111.00.......................      67,500         9.17       111.00       13,125       111.00
                                          ---------         ----      -------      -------      -------
$7.56--$111.00.........................   2,139,585         8.69      $ 26.16      702,884      $ 18.77
                                          =========         ====      =======      =======      =======

(c) FAIR VALUE OF STOCK OPTIONS

    In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statements of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                    1998        1999       2000
                                                 ----------   --------   --------
Risk-free interest rate........................  4.39-5.52%      5.50%      6.16%
Expected dividend yield........................        None       None       None
Expected lives.................................     3 years    3 years    3 years
Volatility.....................................       35.5%       200%      15.3%
Weighted average fair value of options granted
  during the period............................       $4.31     $14.63     $10.99

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per common share would have been the following pro forma amounts:

                                          1998           1999           2000
                                      ------------   ------------   ------------
Net loss available to common
  stockholders:
  As reported.......................  $(12,715,413)  $(27,529,768)  $(43,535,508)
                                      ============   ============   ============
  Pro forma.........................  $(13,360,167)  $(30,437,989)  $(48,004,968)
                                      ============   ============   ============
Basic and diluted net loss per
  common share:
  As reported.......................  $      (1.90)  $      (1.70)  $      (2.53)
                                      ============   ============   ============
  Pro forma.........................  $      (2.00)  $      (1.88)  $      (2.79)
                                      ============   ============   ============

(d) WARRANTS

    From August 1994 to October 1995, the Company issued stock purchase warrants to ATTI (see Note 4) for the purchase of 11,450 shares of the Company's common stock at an exercise price of $0.06 per share. The warrants expire five years from the date of grant. At the time of issuance, the Company recorded a charge of $178, representing the fair market value of the warrants as determined by the Board of Directors. These warrants were exercised in 1999.

    During July 1996, the Company issued a warrant to one of its advisers for the purchase of 2,656 shares of membership interest in FiveCom LLC at an exercise price of $125.84 per share. The warrant expires on April 30, 2000. At the time of issuance, the Company recorded a charge of $8,595, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. Upon closing of the IPO, the warrant converted into a warrant to purchase 162,918 shares of common stock at an exercise price of $2.052 per share. These warrants were exercised in 1999.

(12) INCOME TAXES

    As discussed in Note 3, the Company was included in CMP's consolidated federal income tax return through July 8, 1998. Under the tax sharing agreement, the Company recognized a benefit from amounts utilized by CMP from the Company's net operating losses.

    The income tax benefit for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                          1998           1999           2000
                                       -----------   ------------   ------------
Current--
  Federal............................  $  (230,000)  $         --   $         --
  State..............................      (24,000)            --             --
                                       -----------   ------------   ------------
                                          (254,000)            --             --

Deferred--
  Federal............................   (4,063,000)    (9,893,000)   (14,802,000)
  State..............................     (214,000)      (399,000)    (1,741,000)
                                       -----------   ------------   ------------
                                        (4,277,000)   (10,292,000)   (16,543,000)
Less--Valuation allowance............    4,216,000     10,292,000     16,543,000
                                       -----------   ------------   ------------
  Total..............................  $  (315,000)  $         --   $         --
                                       ===========   ============   ============

    The benefit from income taxes for the year ended December 31, 1998 represents refundable income taxes from CMP as a result of its tax sharing agreement offset by a provision for net worth taxes.

    The components of the deferred taxes are approximately as follows:

                                                       1999           2000
                                                   ------------   ------------
Net operating losses.............................  $ 14,259,000   $ 29,019,000
Depreciation.....................................      (427,000)      (769,000)
Reserves and accruals, not currently
  deductible.....................................       676,000      2,801,000
                                                   ------------   ------------
                                                     14,508,000     31,051,000
Valuation allowance..............................   (14,508,000)   (31,051,000)
                                                   ------------   ------------
Deferred tax liability...........................  $         --   $         --
                                                   ============   ============

    As of December 31, 2000, the Company had federal and state net operating loss carryforwards for the period subsequent to the reorganization available to offset future taxable income, if any, of approximately $72,500,000. These carryforwards expire through 2020 and are subject to the review and possible adjustment by the Internal Revenue Service. In addition, the occurrence of certain events, including significant changes in ownership interests, may limit the amount of net operating loss carryforwards available to be used in any given year. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset this carryforward because its future realizability is uncertain.

(13) NETWORK CONSTRUCTION AND NU AND CMP CONTRACTS

    In 1994, the Company contracted for the rights to use NU property over an initial 30-year term for the purpose of owning and operating the fiber optic network facilities. At the end of the initial 30-year term, NU will have the option to purchase the network on NU rights-of-way from the Company at the appraised value or to extend the agreement for an additional 30-year term with an added payment incentive of 10% of revenues generated from the network built on NU rights-of-way. Contractually, the Company was required to build 310 fiber route miles in NU's service territory by September 27, 1999. This requirement of the agreement was extended and the required build was completed in the first quarter of 2000.

    Pursuant to the Company's agreement with NU, the right-of-way fees for specified route segments have been waived for 10 years in return for the Company's guarantee to build the fiber optic network to certain NU facilities and allow NU the use of 12 fibers on designated route segments in the NU service territory. Costs of approximately $6,100,000 associated with the construction of the 12 fibers are included in prepaid right-of-way fees--related party in the accompanying consolidated balance sheet and are being recognized as a cost of revenues ratably over 10 years.

    The Company's agreement with NU also provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are being recognized ratably over the 30-year term of the contract.

    In 1996, the Company contracted for the rights to use CMP's property over an initial 30-year term for the purpose of owning and operating fiber optic network facilities. At the end of the initial 30-year term, CMP will have the option to purchase the network on CMP rights-of-way from the Company at the appraised value or to extend the agreement for an additional 10-year term with an added payment incentive of 10% of revenues generated from the network built on CMP rights-of-way.

    The Company's agreement with CMP provides for payments on a per-mile basis. Such payments are payable annually by January 31 of each year and are recognized ratably over the 30-year term of the contract. The Company paid approximately $132,000 and $147,000 in right-of-way payments for the years ended December 31, 1999 and 2000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

    The Company leases certain motor vehicles, equipment and collocation and office facilities under noncancelable operating leases which expire at various dates through September 2019. Future minimum lease payments required under these leases at December 31, 2000 are approximately as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................  $ 2,781,000
2002........................................................    2,727,000
2003........................................................    2,659,000
2004........................................................    2,330,000
2005........................................................    2,291,000
Thereafter..................................................    8,077,000
                                                              -----------
                                                              $20,865,000
                                                              ===========

    Rent expense charged to operations under the Company's operating leases was approximately $163,000, $800,000 and $2,442,000 in the years ended December 31, 1998, 1999 and 2000, respectively.

    The Company leases fibers on various segments of its network, including metropolitan Boston as well as second- and third-tier cities in Massachusetts and New Hampshire, under operating leases that expire at various dates through November 2019. Future minimum lease payments required under these fiber optic leases at December 31, 2000 are approximately as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................    6,113,000
2002........................................................    5,390,000
2003........................................................    4,875,000
2004........................................................    4,875,000
2005........................................................    4,875,000
Thereafter..................................................   62,005,000
                                                              -----------
                                                              $88,133,000
                                                              ===========

    Fiber lease expense charged to operations under the above agreements was approximately $2,077,000 and $3,716,000 in the years ended December 31, 1999 and 2000, respectively.

    In connection with its fiber leases with certain electric utility companies, the Company is required to pay to the electric utility companies a portion of the quarterly gross revenue derived by the Company from the sale, use or lease of the leased fibers, as defined in the lease agreement.

(b) QWEST AGREEMENT

    In July 1998, the Company entered into an agreement with Qwest Communications Corporation (Qwest) in which Qwest granted the Company an indefeasible right-of-use in certain fibers along a route segment between Boston and New York City. The term of the agreement is for 20 years, but may be terminated at any time upon the occurrence of certain incurred defaults by the Company or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

(c) LITIGATION

    Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and are not expected to have a material effect on operations.

(15) 401(k) PLAN

    The Company maintains the NEON Communications, Inc. 401(k) Plan (the Plan) under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees. Under the Plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company matches participant contributions equal to 60% of employee contributions up to a maximum of 5% of an employee's salary. During the years ended
December 31, 1998, 1999 and 2000, the Company made matching contributions of approximately $27,000, $46,000 and $106,000, respectively.

(16) ACCRUED EXPENSES

    Accrued expenses at December 31, 1999 and 2000 consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Accrued interest...................................  $ 8,606,250   $ 8,606,250
Accrued construction in progress...................    1,106,337       410,200
Accrued property and other taxes...................    1,597,772     1,939,144
Accrued professional fees..........................      380,000       377,936
Accrued payable to related party...................      316,535       486,149
Accrued payroll and benefits.......................      521,254       824,282
Accrued commissions................................      155,117        68,004
Accrued other......................................      665,031       814,112
                                                     -----------   -----------
                                                     $13,348,296   $13,526,077
                                                     ===========   ===========

(17) SEGMENT DISCLOSURE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

    The Company analyzes segment reporting based on dark fiber, lit fiber, collocation and other services. Dark fiber, lit fiber, collocation and other services are reported as revenue only. The Company does not allocate for management reporting or segment reporting purposes its cost of revenues and property and equipment, which represent the primarily operating costs, communications network and equipment that support each segment. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

    Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 3. All of the Company's revenues and assets are located in the United States.

    Revenue information for the Company's segments is as follows:

                                              1998        1999         2000
                                            --------   ----------   -----------
Revenues:
  Dark fiber leases.......................  $680,859   $1,925,195   $ 3,153,001
  Lit fiber leases........................   139,200    1,227,153     7,632,161
  Collocation services....................        --      316,278     1,441,390
  Other services(1).......................    43,613    2,196,650       956,401
                                            --------   ----------   -----------
    Total revenues........................  $863,672   $5,665,276   $13,182,953
                                            ========   ==========   ===========

- ------------------------

(1) Includes nonrecurring revenues associated with installation and design, engineering and construction services

(18) SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table sets forth certain unaudited quarterly results of operations for each of the four quarters ended December 31, 1999 and 2000. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The 2000 quarters have been restated below to reflect the effect of SAB No. 101 on the recognition of revenue from nonrecurring fees. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter.

                         MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,
                           1999          1999           1999            1999          2000          2000           2000
                        -----------   -----------   -------------   ------------   -----------   -----------   -------------
REVENUES:
  Network service.....  $   421,481   $   737,461    $ 1,023,977    $   972,412    $ 1,663,192   $ 2,309,920   $  3,136,374
  Other service.......       99,475       305,384        595,440      1,509,646        447,455       532,640        544,128
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
  Total revenues......      520,956     1,042,845      1,619,417      2,482,058      2,110,647     2,842,560      3,680,502
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
EXPENSES:
  Cost of revenues....      928,988     1,448,543      1,843,655      2,144,572      2,084,765     2,557,998      2,745,150
  Selling, general and
    administrative....    1,321,373     2,111,799      1,614,575      2,332,604      2,508,615     3,054,676      4,850,600
  Depreciation and
    amortization......      794,978     1,205,873      1,904,083      2,244,786      2,458,941     2,882,130      3,078,564
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
  Total expenses......    3,045,339     4,766,215      5,362,313      6,721,962      7,052,321     8,494,804     10,674,314
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
  Loss from
    operations........   (2,524,383)   (3,723,370)    (3,742,896)    (4,239,904)    (4,941,674)   (5,652,244)    (6,993,812)
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
OTHER INCOME
  (EXPENSE):
  Interest income and
    other, net........    2,240,764     2,001,901      1,816,213      1,653,381      1,535,409     1,358,036      1,103,195
  Interest expense....   (4,979,661)   (5,189,609)    (5,356,351)    (5,485,853)    (5,384,275)   (5,304,200)    (5,287,652)
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
  Total other
    expense...........   (2,738,897)   (3,187,708)    (3,540,138)    (3,832,472)    (3,848,866)   (3,946,164)    (4,184,457)
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
LOSS BEFORE EFFECT OF
  ACCOUNTING CHANGE...   (5,263,280)   (6,911,078)    (7,283,034)    (8,072,376)    (8,790,540)   (9,598,408)   (11,178,269)
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE
  (Note 3)............           --            --             --             --             --            --             --
                        -----------   -----------    -----------    -----------    -----------   -----------   ------------
NET LOSS..............  $(5,263,280)  $(6,911,078)   $(7,283,034)   $(8,072,376)   $(8,790,540)  $(9,598,408)  $(11,178,269)
                        ===========   ===========    ===========    ===========    ===========   ===========   ============

                        DECEMBER 31,
                            2000
                        ------------
REVENUES:
  Network service.....  $  3,675,676
  Other service.......       873,568
                        ------------
  Total revenues......     4,549,244
                        ------------
EXPENSES:
  Cost of revenues....     3,519,947
  Selling, general and
    administrative....     5,774,614
  Depreciation and
    amortization......     3,392,620
                        ------------
  Total expenses......    12,687,181
                        ------------
  Loss from
    operations........    (8,137,937)
                        ------------
OTHER INCOME
  (EXPENSE):
  Interest income and
    other, net........       906,540
  Interest expense....    (5,012,887)
                        ------------
  Total other
    expense...........    (4,106,347)
                        ------------
LOSS BEFORE EFFECT OF
  ACCOUNTING CHANGE...   (12,244,284)
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE
  (Note 3)............    (1,724,007)
                        ------------
NET LOSS..............  $(13,968,291)
                        ============

(19) VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT                                  BALANCE AT
                                             BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS   END OF PERIOD
                                             -------------------   ---------   ----------   -------------
Allowance for Doubtful Accounts:
  2000.....................................       $117,000         $356,000     $ 97,000      $376,000
  1999.....................................       $224,000         $146,000     $253,000      $117,000
  1998.....................................       $     --         $224,000     $     --      $224,000

(20) SUBSEQUENT EVENTS

    On March 28, 2001, NEON Communications signed a term sheet to sell
$13.0 million of 19.5% subordinated convertible notes (19.5% Convertible Notes) to Exelon. The 19.5% coupon is subject to adjustment to 24% upon certain events, as defined in the term sheet. The 19.5% Convertible Notes mature on August 15, 2008 and scheduled interest payments are due semi-annually commencing

August 15, 2001. Exelon shall have the option to receive the interest in cash or common stock at a price per share of $5.00. The 19.5% Convertible Notes and accrued interest are convertible at any time into common stock at Exelon's option at a price of $5.00 per common share. A provision in the term sheet provides for an additional payment from Exelon of $10.0 million on or before April 15, 2002 in lieu of providing the IRUs, services and other cash proceeds required under its September 2000 agreements with NEON Communications. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000.

    On March 29, 2001, NEON Communications signed a term sheet to sell
$15.0 million of 18% subordinated convertible notes (18% Convertible Notes), to Northeast Utilities. The 18% Convertible Notes mature on August 15, 2008 and scheduled interest payments are due semi-annually commencing August 15, 2001. NEON Communications has the option to pay the interest in cash, common stock at a price per share of $6.00 or an additional convertible note. The 18% Convertible Notes and accrued interest are convertible at any time into common stock at Northeast Utilities' option at a price of $6.00 per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

    The information required by this Item regarding the Company's directors is expected to be included in its Proxy Statement to be filed pursuant to
Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item regarding the compensation of the Company's directors and executive officers is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item regarding the security ownership of certain beneficial owners and management is expected to be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item regarding certain relationships and related transactions is expected to be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the sections captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents Filed as Part of This Report:

1.  FINANCIAL STATEMENTS

    NEON COMMUNICATIONS, INC.

    Report of Independent Public Accountants

    NEON Communications, Inc. Consolidated Balance Sheets as of December 31, 1999 and 2000

    NEON Communications, Inc. Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

    NEON Communications, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

    NEON Communications, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

    Notes to NEON Communications, Inc. Consolidated Financial Statements

    NEON OPTICA, INC.

    Report of Independent Public Accountants

    NEON Optica, Inc. Consolidated Balance Sheets as of December 31, 1999 and
    2000

    NEON Optica, Inc. Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

    NEON Optica, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

    NEON Optica, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

    Notes to NEON Optica, Inc. Consolidated Financial Statements

2.  EXHIBITS:

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
          3.1           Amended and Restated Certificate of Incorporation of NEON
                        Communications, Inc. (incorporated by reference to Exhibit
                        3.1 to the Quarterly Report of NEON Communications, Inc. and
                        NEON Optica, Inc. on Form 10-Q for the quarter ended
                        September 30, 2000).

          3.2           Restated Certificate of Incorporation of NEON Optica, Inc.
                        (formerly known as "NorthEast Optic Network, Inc.")
                        (incorporated by reference to Exhibit 3.2 to the Quarterly
                        Report of NEON Communications, Inc. and NEON Optica, Inc. on
                        Form 10-Q for the quarter ended September 30, 2000).

          3.3 By-Laws of NEON Communications, Inc. (incorporated by reference to Exhibit 3.02 to NEON Communications, Inc.'s
                        Registration Statement on Form S-4, Registration
                        No. 333-38600).

          3.4           Amended and Restated Bylaws of NEON Optica, Inc.
                        (incorporated by reference to Exhibit 3.4 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

          4.1           Specimen certificate for the Common Stock of NEON
                        Communications, Inc. (incorporated by reference to
                        Exhibit 4.01 to the NEON Communications, Inc.'s Registration
                        Statement on Form S-4, Registration No. 333-38600).

          4.2           Form of Indenture Agreement relating to NEON Optica, Inc.'s
                        12 3/4% Senior Notes due 2008 (incorporated by reference to
                        Exhibit 4.2 to NEON Optica, Inc.'s Registration Statement on
                        Form S-1, Registration No. 333-53441).

          4.3           Form of NEON Optica, Inc.'s 12 3/4% Senior Notes due 2008
                        (incorporated by reference to Exhibit 4.3 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
          4.4           Form of Collateral Pledge and Security Agreement relating to
                        NEON Optica, Inc.'s 12 3/4% Senior Notes due 2008
                        (incorporated by reference to Exhibit 4.4 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

        #10.1           Amended and Restated 1998 Stock Incentive Plan of NEON
                        Communications, Inc. (incorporated by reference to Appendix
                        I to the proxy statement/prospectus filed as part of NEON
                        Communications, Inc.'s Registration Statement on Form S-4,
                        Registration No. 333-38600).

         10.2           Form of Indemnity Agreement among NEON Optica, Inc. and the individual signatories thereto (incorporated by reference to
                        Exhibit 10.2 to NEON Optica, Inc.'s Registration Statement
                        on Form S-1, Registration No. 333-53441.)

         10.3 Stock Subscription Agreement dated November 22, 1995, as amended on April 30, 1996, between NEON Optica, Inc. and
                        MaineCom Services (incorporated by reference to Exhibit 10.3 to NEON Optica's Registration Statement on
                        Form S-1, Registration No. 333-53441).

         10.4           RESERVED

         10.5           RESERVED

         10.6           RESERVED

         10.7           RESERVED

         10.8           RESERVED

         10.9           RESERVED

         10.10          RESERVED

         10.11          RESERVED

         10.12          RESERVED

         10.13          RESERVED

         10.14          RESERVED

        +10.15          Master Services Agreement dated January 1, 1994 between NEON
                        Optica, Inc. and MCI Telecommunications Corporation ("MCI")
                        (incorporated by reference to Exhibit 10.15 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

        +10.16          Fiber Optic Use Agreement dated January 2, 1997 between NEON
                        Optica, Inc. and MCI (incorporated by reference to Exhibit
                        10.16 to NEON Optica, Inc.'s Registration Statement on
                        Form S-1, Registration No. 333-53441).

        +10.17          Letter Agreement dated March 1, 1996 between NEON Optica,
                        Inc. and Brooks Fiber Communications of Massachusetts, Inc.
                        (incorporated by reference to Exhibit 10.17 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration No.
                        333-53441).

        +10.18          Fiber Optic Lease Agreement dated March 31, 1998 between
                        NEON Optica, Inc. and Sprint Communications Company L.P.
                        (incorporated by reference to Exhibit 10.18 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration No.
                        333-53441).

        +10.19          Aerial License Agreement dated October 28, 1996 between NEON
                        Optica, Inc. and New England Telephone and Telegraph Company
                        and Western Massachusetts Electric Company (incorporated by reference to Exhibit 10.19 to NEON Optica, Inc.'s
                        Registration Statement on Form S-1, Registration No.
                        333-53441).

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
        +10.20          Fiber Optic Use Agreement dated September 10, 1997 between
                        NEON Optica, Inc. and New England Fiber Communications LLC
                        (incorporated by reference to Exhibit 10.20 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

        +10.21          Fiber Optic Use Agreement dated November 18, 1997 between
                        NEON Optica, Inc. and Teleport Communications Boston
                        (incorporated by reference to Exhibit 10.21 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

         10.22          Network Products Purchase Agreement dated March 18, 1998
                        between NEON Optica, Inc. and Northern Telecom Inc.
                        (incorporated by reference to Exhibit 10.22 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

         10.23          Support Services Agreement dated as of April 30, 1996
                        between NEON Optica, Inc. and MaineCom Services
                        (incorporated by reference to Exhibit 10.23 to NEON Optica,
                        Inc.'s Registration Statement on Form S-1, Registration
                        No. 333-53441).

        +10.24          Amended and Restated Agreement for the Provision of Fiber
                        Optic Facilities and Services dated as of February 27, 1998 and effective as of September 27, 1994 among NEON Optica,
                        Inc. and the Northeast Utilities Services Company ("NUSCO"),
                        The Connecticut Light and Power Company ("CLPC"), Western
                        Massachusetts Electric Company ("WMEC") and Public Service
                        Company of New Hampshire ("PSNH") (Phase One) (incorporated by reference to Exhibit 10.24 to NEON Optica, Inc.'s
                        Registration Statement on Form S-1, Registration
                        No. 333-53441).

         10.25          Short Form Agreement for the Provision of Fiber Optic
                        Facilities and Services entered into on February 27, 1998 among NEON Optica, Inc. and NUSCO, CLPC, WMEC and PSNH
                        (Phase One) (incorporated by reference to Exhibit 10.25 to
                        NEON Optica, Inc.'s Registration Statement on Form S-1,
                        Registration No. 333-53441).

        +10.26          Amended and Restated Agreement for the Provision of Fiber
                        Optic Facilities and Services dated as of February 27, 1998 among NEON Optica, Inc. and NUSCO, CLPC, WMEC and PSNH
                        (Phase Two) (incorporated by reference to Exhibit 10.26 to
                        NEON Optica, Inc.'s Registration Statement on Form S-1,
                        Registration No. 333- 53441).

         10.27          Short Form Agreement for the Provision of Fiber Optic
                        Facilities and Services entered into on February 27, 1998 among NEON Optica, Inc. and NUSCO, CLPC, WMEC and PSNH
                        (Phase Two) (incorporated by reference to Exhibit 10.27 to
                        NEON Optica, Inc.'s Registration Statement on Form S-1,
                        Registration No. 333-53441).

         10.28 Standard Form of Duct Agreement (incorporated by reference to Exhibit 10.28 to NEON Optica, Inc.'s Registration
                        Statement on Form S-1, Registration No. 333-53441).

         10.29          Construction Contract dated August 14, 1996 between NEON
                        Optica, Inc. and Seaward Corporation (incorporated by reference to Exhibit 10.29 to NEON Optica, Inc.'s
                        Registration Statement on Form S-1, Registration No.
                        333-53441).

         10.30          RESERVED

        #10.31          Employment Agreement dated September 29, 1994 between NEON
                        Optica, Inc. and Michael A. Musen (incorporated by reference to Exhibit 10.31 to NEON Optica, Inc.'s Registration
                        Statement on Form S-1, Registration No. 333-53441).

         10.32          RESERVED

         10.33          RESERVED

         10.34          RESERVED

         10.35          RESERVED

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
        +10.36          Agreement dated January 17, 1997 between NEON Optica, Inc.
                        and E/Pro Engineering and Environmental Consulting for the
                        ADSS Cable Project (incorporated by reference to Exhibit
                        10.36 to NEON Optica, Inc.'s Registration Statement on Form
                        S-1, Registration No. 333-53441).

        +10.37          Agreement for the Provision of Fiber Optic Facilities and
                        Services dated January 7, 1997 between Central Maine Power
                        Company and NEON Optica, Inc. (incorporated by reference to
                        Exhibit 10.37 to NEON Optica, Inc.'s Registration Statement
                        on Form S-1, Registration No. 333-53441).

        #10.38          Employment Agreement dated July 7, 1998 between NEON Optica,
                        Inc. and William F. Fennell (incorporated by reference to
                        Exhibit 10.38 to NEON Optica, Inc.'s Registration Statement
                        on Form S-1, Registration No. 333-53441).

         10.39          RESERVED

        +10.40          IRU Agreement dated July 7, 1998 between NEON Optica, Inc.
                        and QWEST Communications Corporation (incorporated by reference to Exhibit 10.40 to NEON Optica, Inc.'s
                        Registration Statement on Form S-1, Registration No.
                        333-53441).

        +10.41          Fiber Optic Lease Agreement dated July 2, 1998 between NEON
                        Optica, Inc. and NEES Communications, Inc. (incorporated by reference to Exhibit 10.41 to NEON Optica, Inc.'s
                        Registration Statement on Form S-1, Registration No. 333-
                        53441).

        +10.42          Fiber Optic Use Agreement dated July 2, 1998 between NEON
                        Optica, Inc. and BecoCom (incorporated by reference to
                        Exhibit 10.42 to NEON Optica, Inc.'s Registration Statement
                        on Form S-1, Registration No. 333-53441).

         10.43          RESERVED

      *++10.44          Subscription Agreement among NEON Communications, Inc., NEON
                        Optica, Inc. and Consolidated Edison Communications, Inc.,
                        dated November 23, 1999.

      *++10.45          Subscription Agreement among NEON Communications, Inc., NEON
                        Optica, Inc. and Exelon Corporation, dated November 23,
                        1999.

       ++10.46          System Agreement among NEON Communications, Inc., NEON
                        Optica, Inc. and Consolidated Edison Communications, Inc.,
                        dated September 14, 2000 (incorporated by reference to
                        Exhibit 10.46 to the Quarterly Report of NEON
                        Communications, Inc. and NEON Optica, Inc. on Form 10-Q for
                        the quarter ended September 30, 2000).

       ++10.47          System Agreement among NEON Communications, Inc., NEON
                        Optica, Inc. and Exelon Ventures Corporation, dated
                        September 14, 2000 (incorporated by reference to
                        Exhibit 10.47 to the Quarterly Report of NEON
                        Communications, Inc. and NEON Optica, Inc. on Form 10-Q for
                        the quarter ended September 30, 2000).

         10.47          Registration Rights Agreement by and among NEON
                        Communications, Inc., Consolidated Edison Communications,
                        Inc. and Exelon Ventures Corp. dated September 14, 2000
                        (incorporated by reference to Exhibit 10.48 to the Quarterly
                        Report of NEON Communications, Inc. and NEON Optica, Inc. on
                        Form 10-Q for the quarter ended September 30, 2000).

       *#10.49          Employment Agreement, dated December 12, 2000, between NEON
                        Communications, Inc. and Stephen Courter.

       *#10.50          Consulting Agreement, dated January 1, 2001, between NEON
                        Communications, Inc. and Victor Colantonio.

        *12.1           Schedule of Earnings to Fixed Charges.

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
        *21.1           List of Subsidiaries of NEON Communications, Inc. and NEON
                        Optica, Inc.

        *23.1           Consent of Independent Public Accountants.

- ------------------------

*   Filed herewith.

#  Management contract or compensatory plan or arrangement.

+  Confidential treatment granted as to certain portions.

++ Confidential treatment requested as to certain portions.

    (b) No Current Reports on Form 8-K were filed during the last quarterly period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.

                                                     NEON COMMUNICATIONS, INC.
                                                     NEON OPTICA, INC.

Date:                                                By:
                                                          --------------------------------------------
                                                                       Stephen E. Courter
                                                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                                                    NEON Communications, Inc.
                                                                        NEON Optica, Inc.

Date:                                                By:
                                                          --------------------------------------------
                                                                       William F. Fennell
                                                           VICE PRESIDENT OF FINANCE, CHIEF FINANCIAL
                                                           OFFICER AND TREASURER (PRINCIPAL FINANCIAL
                                                                            OFFICER)
                                                                    NEON Communications, Inc.
                                                                        NEON Optica, Inc.

                               POWER OF ATTORNEY

    Know All Men by These Presents, that each individual whose signature appears below constitutes and appoints each of Stephen E. Courter and William F. Fennell jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                                            Chairman of the Board of Directors &
    ---------------------------------         Chief Executive Officer (Principal    March 30, 2001
            Stephen E. Courter                Executive Officer)

                                            Vice President of Finance, Chief
                                              Financial Officer & Treasurer
    ---------------------------------         (principal financial and              March 30, 2001
            William F. Fennell                accounting officer)

    ---------------------------------       Vice Chairman of the Board of           March 30, 2001
            Victor Colantonio                 Directors

    ---------------------------------       Director                                March 30, 2001
           Katherine D. Courage

    ---------------------------------       Director                                March 30, 2001
             John H. Forsgren

    ---------------------------------       Director                                March 30, 2001
             Robert A. Shinn

    ---------------------------------       Director                                March 30, 2001
            Michael I. German

    ---------------------------------       Director                                March 30, 2001
          F. Michael M. McClain

    ---------------------------------       Director                                March 30, 2001
              Gary D. Simon

    ---------------------------------       Director                                March 30, 2001
              Peter A. Rust