Form 10-K/A
period 2000-12-31
NEON COMMUNICATIONS INC; NORTHEAST OPTIC NETWORK INC
filed 2001-04-30
CIK 1116086, 1062233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                     EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS;
                     STATES OF INCORPORATION; ADDRESSES, INCLUDING ZIP CODE AND     IRS EMPLOYER
    COMMISSION         TELEPHONE NUMBER INCLUDING AREA CODE, OF REGISTRANTS'       IDENTIFICATION
    FILE NUMBER                     PRINCIPAL EXECUTIVE OFFICES                        NUMBER
-------------------  ----------------------------------------------------------  -------------------
     000-31531           NEON Communications, Inc. (a Delaware corporation)          04-3523408
                                        2200 West Park Drive
                                  Westborough, Massachusetts 01581
                                           (508) 616-7800

     000-24653               NEON Optica, Inc. (a Delaware corporation)              04-3056279
                                   c/o NEON Communications, Inc.
                                        2200 West Park Drive
                                  Westborough, Massachusetts 01581
                                           (508) 616-7800

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

       NEON Communications, Inc.: Common Stock, par value $0.01 per share

                NEON Optica, Inc.: 12 3/4% Senior Notes due 2008

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

NEON Communications, Inc.: Yes /X/ No / /            NEON Optica, Inc.: Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq National Market on March 1, 2001 was $40,264,352.

    The number of shares of Common Stock outstanding as of March 1, 2001 was 21,334,282.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    NEON Communications, Inc. ("NEON Communications") and NEON Optica, Inc. ("NEON Optica"), hereby amend their annual report on Form 10-K for the year ended December 31, 2000 to include the information required under Part III. References in this document to "we," "us," "our," and "the company" refer to NEON Communications, Inc. and its subsidiary, NEON Optica, Inc.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth our executive officers and directors and their ages as of April 1, 2001. The individuals identified below serve in the capacities indicated for both NEON Communications and NEON Optica.

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
Stephen E. Courter...................     46      Chairman of the Board of Directors and Chief Executive
                                                  Officer (3)

William F. Fennell...................     56      Vice President, Finance, Treasurer and Chief Financial
                                                  Officer

Michael A. Musen.....................     52      Vice President, Operations

Kurt J. Van Wagenen..................     37      Vice President, Networking and Operations

Victor Colantonio....................     53      Vice Chairman of the Board of Directors (3)

Katherine E. Dietze..................     42      Director (1) (3)

John H. Forsgren.....................     54      Director (1) (3)

Michael I. German....................     50      Director (2)

F. Michael McClain...................     51      Director (3)

Peter A. Rust........................     47      Director (2)

Robert A. Shinn......................     52      Director (1)

Gary D. Simon........................     52      Director (2)

------------------------

(1) Member of compensation committee.

(2) Member of audit committee.

(3) Member of the executive committee.

    STEPHEN E. COURTER, our chairman and chief executive officer, has served in his current positions since December 2000. From June 1998 to December 2000,
Mr. Courter was managing director of Energis N.V., a facilities-based network service provider in Holland. From December 1995 to June 1998, he served as the vice president, finance and assistant general manager of Global One, a joint venture between Sprint, Deutsch Telecom and France Telecom.

    WILLIAM F. FENNELL, our vice president, finance, treasurer and chief financial officer joined the company in August 1996 and became our chief financial officer and treasurer in May 1997. From October 1986 to January 1997, Mr. Fennell was chief financial officer of Philips Electronics Group of North America, a manufacturer and distributor of electronic and electrical products. From 1970 to 1986, Mr. Fennell served in various positions at GTE Corporation, including director of operations for the communications products group.

    MICHAEL A. MUSEN, our vice president, operations has served as an officer of the company since 1992 and became vice president, operations in 1996. From 1988 to 1992, Mr. Musen was vice president of International Communications Services Corp.

    KURT J. VAN WAGENEN, our vice president, networking and operations joined the company in March 2001 in his current position. prior to joining the company, Mr. Van Wagenen served in various positions at Verizon Corporation (formerly Bell Atlantic corporation), including director of consumer sales and service, director of corporate strategy and director of merger integration from 1997 to February 2001. From 1986 to 1997, Mr. Van Wagenen served in various positions at Nynex Corporation, including director of new business development and director of marketing strategy.

    VICTOR COLANTONIO, our vice chairman of the board of directors, has served in his current position since 1998. He is one of our founders and served as our president from 1994 to January 2001.

    KATHERINE E. DIETZE, has served as one of our directors since August 1998. Since 1996, Ms. Dietze has served as a managing director in the Global Media and Telecommunications Group in the Investment Banking Department of Credit Suisse First Boston. From 1986 to September 1996, Ms. Dietze served as a managing director in the global telecommunications group at Merrill Lynch & Co.
Ms. Dietze is also a director of CTC Communications, a publicly-traded telecommunications service provider.

    JOHN H. FORSGREN, has served as one of our directors since May 1998 and as our interim chief executive officer from August 2000 to December 2000.
Mr. Forsgren has served as executive vice president and chief financial officer of Northeast Utilities and various subsidiaries since 1996. From December 1994 to July 1996, he served as a managing director of Chase Manhattan Bank.

    MICHAEL I. GERMAN, has served as a member of our board of directors since September 2000. Mr. German has served as senior vice president of Energy East Corporation since September 2000. He served as president and chief operating officer of New York State Electric and Gas Corporation, or NYSEG, from
April 1999 to August 2000, as an executive vice president and chief operating officer of NYSEG from May 1997 to March 1999, and as a senior vice president of NYSEG from November 1994 to April 1997. Mr. German also serves as a director of New York State Electric and Gas Corporation, CTG Resources, Inc., CMP Group, Berkshire Energy Resources, Inc. and subsidiaries of Energy East Corporation.

    F. MICHAEL MCCLAIN, has served as a member of our board of directors since May 1998. Mr. McClain has served as vice president, finance of Energy East Corporation since October 2000. He served as vice president, corporate development of CMP Group, Inc. from December 1999 to October 2000 and as vice president, corporate development of Central Maine Power Company from February to September 1998. Mr. McClain served as group vice president-petroleum for Dead River Company from 1979 to 1996.

    PETER A. RUST, has served as a member of our board of directors since September 2000. Mr. Rust has served as the chief executive officer of Consolidated Edison Communications, Inc. since February 1999. He served as vice president, operations, of Bell Atlantic Internetworking and Multimedia Solutions from March 1997 to January 1999 and as managing director, application development, of Bell Atlantic from January 1996 to February 1997. From
August 1995 to December 1995, Mr. Rust served as managing director, enterprise markets, of Bell Atlantic.

    ROBERT A. SHINN, has served as a member of our board of directors since September 2000. Mr. Shinn has served as vice president of Exelon Corporation since January 1993.

    GARY D. SIMON, has served as a member of our board of directors since
May 1998. Mr. Simon has served as senior vice president, enterprise analysis and development, of Northeast Utilities Service Company, a subsidiary of Northeast Utilities, since April 1998. From January 1990 to March 1998, Mr. Simon served as senior director, global electric power, of Cambridge Energy Research Associates, an independent research firm specializing in energy markets

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION EARNED

    The following table sets forth the compensation for the fiscal years ended December 31, 1998, 1999 and 2000 for our chief executive officer, our former chief executive officers, our former president and our most highly compensated executive officers (other than our chief executive officer) whose total annual salary and bonus exceeded $100,000 in 2000. We refer to the chief executive officer, the former chief executive officers, the former president and these other executive officers as the "named executive officers." The executive officers of NEON Communications are also the executive officers of NEON Optica, and are not separately compensated for services rendered to NEON Optica.

                                          ANNUAL COMPENSATION            LONG-TERM COMPENSATION AWARDS
                                     ------------------------------   ------------------------------------
                                                                            SHARES            ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY     BONUS     UNDERLYING OPTIONS   COMPENSATION(1)
---------------------------          --------   --------   --------   ------------------   ---------------
Stephen E. Courter(2)..............    2000     $ 23,846   $     --         300,000             $  --
  Chairman of the Board and Chief      1999           --         --              --                --
  Executive Officer                    1998           --         --              --                --

John H. Forsgren(3)................    2000       24,950         --          18,811                --
  Former Interim Chairman of the       1999       21,515         --          18,682                --
  Board and Chief Executive Officer    1998           --         --          16,241                --

Vincent C. Bisceglia(4)............    2000      345,692         --              --             4,757
  Former Chairman of the Board and     1999      211,746         --         299,628             4,124
  Chief Executive Officer              1998       25,845         --         350,000                --

Victor Colantonio(5)...............    2000      203,992     70,000              --             5,712
  Vice Chairman of the Board and       1999      203,325         --              --             4,994
  Former President                     1998      174,556    500,000         649,628             4,800

William F. Fennell.................    2000      127,137     31,250              --             4,134
  Chief Financial Officer,             1999      127,175         --              --             3,840
  Treasurer and Assistant Secretary    1998      111,436         --         162,407             3,246

                                       2000      127,568         --              --             4,211
Michael A. Musen...................    1999      115,855         --          60,000             3,557
  Vice President, Operations           1998      123,313         --          40,601             3,592

------------------------

1. These amounts represent amounts paid by us on behalf of the named executive officer as 401(k) contributions and group life insurance premiums.

2.  Mr. Courter joined the company in December 2000.

3. Mr. Forsgren resigned as chairman of the board of directors and interim chief executive officer in December 2000 upon the election of Mr. Courter to these positions. The compensation detailed in the above table represents compensation as a director of the company. Mr. Forsgren was not separately compensated as interim chief executive officer.

4. Mr. Bisceglia resigned as chairman of our board of directors and chief executive officer in August 2000.

5. Mr. Colantonio resigned as president in December 2000 but continues to serve as vice chairman of the board of directors and as a consultant to the company.

OPTION GRANTS IN THE LAST FISCAL YEAR

    The following table sets forth certain information concerning grants of stock options made during fiscal 2000 to each of the named executive officers.

                                                                                             POTENTIAL REALIZABLE VALUE AT
                                                                                                ASSUMED ANNUAL RATES OF
                              NUMBER OF         PERCENT OF                                   STOCK PRICE APPRECIATION FOR
                              SECURITIES       TOTAL OPTIONS                                        OPTION TERM(1)
                          UNDERLYING OPTIONS    GRANTED TO     EXERCISE PRICE   EXPIRATION   -----------------------------
NAME                           GRANTED           EMPLOYEES       PER SHARE       DATE(2)          5%              10%
----                      ------------------   -------------   --------------   ----------   -------------   -------------
Stephen E. Courter......        300,000            24.07%           $7.56        12/12/10       $602,327       $2,302,871

John H. Forsgren(3).....         18,811             1.51            46.00         7/26/10        525,036        1,348,581

Vincent C. Bisceglia....             --               --               --              --             --               --

Victor Colantonio.......             --               --               --              --             --               --

William F. Fennell......             --               --               --              --             --               --

Michael A. Musen........             --               --               --              --             --               --

------------------------

1. The amounts shown in these columns represent hypothetical gains that could be achieved if the options were exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the option was granted to its expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with an exercise. Actual gains, if any, on a stock option exercise will depend on the future performance of our common stock, the option holder's continued employment, and the date on which the option is exercised.

2. The expiration date of each option is the tenth anniversary of the date on which the option was granted.

3. Mr. Forsgren resigned as chairman of the board of directors and interim chief executive officer in December 2000 upon the election of Mr. Courter to these positions. Mr. Forsgren remains a director of the company. The stock options detailed in the above table represents compensation as a director of the company. Mr. Forsgren was not separately compensated as interim chief executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table sets forth certain information concerning each exercise of a stock option during the fiscal year ended December 31, 2000 by each of the named executive officers. It also includes the number of shares subject to options and the "value" of unexercised options held by each of the named executive officers on December 31, 2000. The value of an unexercised option for purposes of this table is the difference between the fair market value of our common stock on

December 31, 2000 ($6.50 per share, as quoted on the Nasdaq National Market) and the option's exercise price, multiplied by the number of shares underlying the option.

                                                                                              VALUE OF UNEXERCISED
                                                              NUMBER OF SHARES SUBJECT       IN-THE-MONEY OPTIONS AT
                                                               TO OUTSTANDING OPTIONS            FISCAL YEAR END
                               SHARE ACQUIRED     VALUE      ---------------------------   ---------------------------
NAME                            ON EXERCISE      REALIZED    EXERCISABLE   UNEXERSIZABLE   EXERCISABLE   UNEXERCISABLE
----                           --------------   ----------   -----------   -------------   -----------   -------------
Stephen E. Courter...........          --               --           --        300,000            --             --

John H. Forsgren.............          --               --       14,225         27,509            --             --

Vincent C. Bisceglia.........     110,580       $6,710,624           --             --            --             --

Victor Colantonio............     111,000       $9,879,113      376,136        162,407            --             --

William F. Fennell...........      31,500       $2,992,750       61,806         40,601            --             --

Michael A. Musen.............      40,601       $3,067,863       20,000         40,000            --             --

EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL AGREEMENTS

    Mr. Courter serves as our chief executive officer and chairman of our board of directors pursuant to the terms of an employment agreement dated
December 12, 2000. The agreement has an initial term expiring on December 31, 2003 and renews automatically on an annual basis thereafter unless terminated by either party no later than the immediately preceding June 1. The agreement provides for an annual base salary of not less than $250,000 per year, a sign-on bonus equal to $20,000, as well as an option to purchase 300,000 shares of our common stock at $7.56 per share evidenced by a stock option agreement which provides that the options vest as to 100,000 shares on each of December 12, 2001, December 12, 2002 and December 12, 2003, with accelerated vesting upon a change of control. In addition to being eligible to participate in our executive and employee plans, Mr. Courter has an opportunity to earn an annual bonus of up to 50% of his base salary upon achieving certain performance goals. If
Mr. Courter is terminated for any reason other than death, total disability or cause, if we elect not to renew or extend the agreement at the end of the initial term or any extended term or if he terminates his employment with us within six months of a substantial reduction in the nature or scope of his responsibilities, duties or authority, or a material adverse change in his title or position or relocation of our executive headquarters to a location more than fifty miles from our current location and our board of directors demands that he perform his obligations at the new location, Mr. Courter will be entitled to receive an amount equal to his base salary in effect immediately preceding the date of termination.

    Mr. Colantonio served as our president from NEON's inception until December 2000 and has served as the vice chairman of our board of directors since NEON's inception. Mr. Colantonio has served as a consultant to us since January 2001 pursuant to a Consulting Agreement dated January 1, 2001. This agreement has an initial term of six months and provides for Mr. Colantonio to be paid at the rate of $1,400 per eight-hour day for advising us in connection with our general business and the formulation of long term strategic plans. The agreement also provides that Mr. Colantonio, for his continuing service as our vice chairman, will be entitled to compensation as a non-employee director, including such fees and stock option grants generally provided to other non-employee directors from time to time as determined by our board of directors.

    Mr. Fennell serves as our chief financial officer pursuant to the terms of an employment agreement dated July 1, 1998. The agreement has an initial term expiring on July 30, 2001. The agreement provides for an annual base salary of not less than $125,000 per year, as well as an option to purchase 162,407 shares of our common stock at $12.00 per share evidenced by a stock option agreement which provides that the option vests as to 40,602 shares on each of May 20, 1998, August 5, 1999 and August 5, 2000, and as to 40,601 shares on August 5, 2001. Pursuant to the agreement,

Mr. Fennell is also entitled to participate in our executive incentive plan and has an opportunity to earn an annual bonus, targeted at 25% of his base salary.

    Mr. Musen serves as our vice president, operations pursuant to the terms of an employment agreement dated September 29, 1994. The agreement has a term of three years and renews automatically on an annual basis unless terminated by either party on at least 180 days' notice. The agreement provides for an annual base salary of not less than $112,000.

    Prior to his resignation as our chairman and chief executive officer, Vincent C. Bisceglia was employed pursuant to an employment agreement dated November 12, 1998 and made effective November 5, 1998. The agreement had an initial term expiring on December 31, 2001, and provided for an annual base salary of not less than $210,000 and for the grant of two options in November 1998 and a third option in January 1999. The first two options covered 350,000 shares in the aggregate which became exercisable at $6.0875 per share, as to 162,407 shares on each of November 11, 1999 and 2000 and as to 25,186 shares on each of November 11, 2001. The third option covered 299,628 shares and became exercisable at $12.00 per share as to 137,221 shares on November 11, 2001 and as to 162,407 shares on November 11, 2002. In addition to being eligible to participate in our executive and employee plans, Mr. Bisceglia had an opportunity to earn an annual bonus of up to 35% of his base salary upon achieving certain performance goals. Upon his resignation, Mr. Bisceglia's employment agreement was terminated and the third option described above lapsed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2000, Mr. Courter, Mr. Colantonio, Mr. Bisceglia and Mr. Forsgren served on the board of directors and served as executive officers. No interlocking relationship exists between any member of NEON Communications' compensation committee and any member of any other corporation's board of directors or compensation committee.

    The current members of NEON Communications' compensation committee are Ms. Dietze and Messrs. Forsgren and Shinn. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of NEON Communications' compensation committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on our review of copies of reports filed by our directors and executive officers and persons beneficially owning more than 10% of NEON Communications' common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain of those persons, except as set forth below, we believe that during 2000 all filings required to be made by such persons were timely made. On December 11, 2000, William F. Fennell filed a Statement of Changes in Beneficial Ownership on Form 4 (a "Form 4") which was due on December 10, 2000 and on January 29, 2001, Michael A. Musen filed a Form 4, which was due on January 10, 2001. On
December 6, 2000, Michael I. German filed an Initial Statement of Beneficial Ownership on Form 3 (a "Form 3") which was due on September 25, 2000. Each of Peter A. Rust and Robert A. Shinn have failed to file a Form 3 which was due on September 24, 2000.

REPORT OF THE COMPENSATION COMMITTEE

    The compensation committee seeks to achieve two primary goals in connection with executive compensation programs and decisions regarding individual compensation. First, the compensation committee structures executive compensation programs in a manner that it believes will enable us to attract and retain key executives. In order to ensure continuity of certain key members of management, in 1998 the board of directors approved multi-year employment contracts for our executive officers. In

2001, the board of directors also approved a multi-year contract with Stephen Courter, who became chief executive officer and chairman of the board of directors in December 2000. Second, executive compensation programs are intended to provide executives with an equity interest in us so as to link a portion of their compensation with the performance of our common stock.

    The compensation programs for executives established by the compensation committee consist of a base salary plus an annual cash bonus and/or a stock-based equity incentive award. In establishing base salaries for executive officers, the compensation committee considered salaries at other companies, particularly those that are in the same industry as we are or related industries and/or located in the same general geographic area as we are, considered historic salary levels of the individual and the nature of the individual's experience and responsibilities and compared the individual's base salary with those of other executives. To the extent appropriate, the compensation committee also considered our financial performance and the individual's performance.

    In establishing bonuses for executive officers, including the two individuals who served as our chief executive officers, the compensation committee considered a combination of individual and corporate performance goals to be achieved during the coming year.

    It is not currently the policy of the compensation committee to grant stock options to executives annually, and the timing of grants to executives, if any, will depend upon a number of factors, including new hires of executives, the executives' current stock and option holdings and such other factors as the compensation committee deems relevant. When granting stock options, it has generally been the policy of the compensation committee to fix the exercise price at 100% of the fair market value of our common stock on the date of grant.

    The compensation of Vincent C. Bisceglia, who served as our chief executive officer until August 2000, was governed by the terms of his employment agreement, which is described under the heading "ITEM 11. EXECUTIVE COMPENSATION--EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL AGREEMENTS," above. John H. Forsgren, who currently serves as one of our directors and served as our interim chief executive officer from August until December 2000 was not separately compensated for his services. The compensation of our current chief executive officer, Stephen E. Courter, is currently governed by his employment agreement established in 2000, which is described under the heading "ITEM 11. EXECUTIVE COMPENSATION--EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS," above. The compensation committee considered the factors described above in determining Mr. Courter's compensation.

SECTION 162(M)

    Section 162(m) of the Code generally disallows a federal tax deduction to public companies for compensation in excess of $1,000,000 paid to a corporation's chief executive officer and its four other most highly compensated executive officers. Qualifying "performance-based" compensation is not subject to the deduction limit if certain requirements are met. The adoption of the 1998 stock incentive plan was originally approved by our stockholders on May 26, 1998 and an amendment was approved by our stockholders on July 26, 2000.

    We review periodically the potential consequences of Section 162(m) on us. However, there can be no assurances that compensation granted to our executive officers will be treated as qualifying performance-based compensation under
Section 162(m). Moreover, because our annual bonus awards are not currently granted in a manner designed to qualify as performance-based compensation under
Section 162(m), it is possible that all or a portion of bonuses paid to our executive officers will not be deductible for federal income tax purposes.

                                          COMPENSATION COMMITTEE

                                          Katherine E. Dietze
                                          John H. Forsgren
                                          Robert A. Shinn

DIRECTORS' COMPENSATION

    On October 25, 2000, the board of directors adopted the same compensation plan for non-employee directors that had applied to NEON Optica prior to our establishment as its holding company. The board compensation plan provides for the payment of the following fees to directors who are not employees: $20,000 per year for service as a director, payable quarterly in arrears; $500 per board meeting attended; $250 per committee meeting attended; $300 per telephonic board meeting attended and $150 per telephonic committee meeting attended. All directors are reimbursed their expenses of attending board and committee meetings.

    The board compensation plan also provides that each current non-employee director is automatically granted an option, upon his or her initial election to the board, to purchase a number of shares equal to one-tenth of one percent (0.1%) of the number of shares common stock outstanding on a fully diluted basis exercisable at the market price on the date of grant. When the plan was adopted by NEON Optica, an initial option to purchase 16,241 shares of our common stock exercisable at $12.00 per share was granted to each non-employee director at the time. NEON Communications assumed the plan when it became NEON Optica's parent holding company. Each option granted under the plan vests in four equal installments, on the date of grant and on the first three anniversaries of the date of grant.

    On October 25, 2000, the board granted to each of Messrs. German, Rust and Shinn, none of whom had been directors of NEON Optica, an option to purchase 18,731 shares of common stock with the vesting described above at an exercise price of $14.31 per share, the market value on the date of grant.

    On July 26, 2000, the date of the first meeting of directors after the 2000 annual meeting of stockholders, each of Ms. Dietze and Messrs. Forsgren, McClain and Simon were granted an option to purchase 18,811 shares of common stock. All options were granted at an exercise price of $46.00 per share and vest as described above.

                            STOCK PERFORMANCE GRAPH

    The following graph compares the cumulative total stockholder return on the common stock between July 31, 1998 (the date the common stock of our predecessor, NorthEast Optic Networks, Inc. commenced public trading) and December 31, 2000 with the cumulative total return of the Nasdaq (U.S.) Index and the Nasdaq Telephone Communications Index, over the same period. This graph assumes the investment of $100 on July 31, 1998 in our common stock, the Nasdaq U.S. Index and the Nasdaq Telecommunications Index, and assumes any dividends are reinvested.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                          NEON COMMUNICATIONS, INC.(1)
                             THE NASDAQ U.S. INDEX
                      THE NASDAQ TELECOMMUNICATIONS INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Dollars

               NEON               NASDAQ               NASDAQ
        COMMUNICATIONS INC  STOCK MARKET (U.S.)  TELECOMMUNICATIONS
Jul-98              100.00               100.00              100.00
Aug-98               51.04                80.18               75.28
Sep-98               69.79                91.30               84.90
Oct-98               51.04                95.31               93.02
Nov-98               88.54               105.00               98.98
Dec-98               86.46               118.65              118.22
Jan-99              131.25               135.87              136.57
Feb-99              125.00               123.70              135.21
Mar-99              117.71               133.06              148.69
Apr-99              142.71               137.35              158.21
May-99              135.42               133.54              158.73
Jun-99              125.52               145.56              157.72
Jul-99              301.56               142.93              153.73
Aug-99              300.00               148.98              145.12
Sep-99              314.58               149.18              143.95
Oct-99              303.13               161.14              170.48
Nov-99              541.67               180.74              181.65
Dec-99              521.36               220.50              209.74
Jan-00              816.67               212.34              209.10
Feb-00              935.42               252.70              229.40
Mar-00              704.69               247.50              222.96
Apr-00              466.67               208.18              181.67
May-00              284.90               183.06              151.93
Jun-00              513.54               215.19              175.86
Jul-00              350.53               203.53              156.72
Aug-00              370.32               227.59              159.43
Sep-00              290.63               198.03              140.85
Oct-00              100.53               181.69              123.00
Nov-00               50.00               140.07               89.62
Dec-00               54.17               132.70               90.20

                                                                       CUMULATIVE TOTAL RETURN
                                                              -----------------------------------------
                                                                7/98      12/98      12/99      12/00
                                                              --------   --------   --------   --------
NEON Communications, Inc....................................   100.00      86.46     521.36      54.17
Nasdaq U.S. Index...........................................   100.00     118.64     219.57     132.70
Nasdaq Telecommunications Index.............................   100.00     117.60     204.80      90.20

------------------------

(1) Gives retroactive effect to our holding company reorganization in September 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of April 1, 2001 with respect to the beneficial ownership of shares of NEON Communications' common stock by each person known to us to own beneficially more than 5% of the outstanding shares of common stock of NEON Communications; the directors and director nominees; our chief executive officer, the former chief executive officer and the other executive officers listed in the summary compensation table below; and the directors and executive officers as a group. All outstanding shares of NEON Optica are held by NEON Communications.

                                                               SHARES OF COMMON STOCK
                                                                 BENEFICIALLY OWNED
                                                              ------------------------
NAME OF BENEFICIAL OWNER (1)                                    NUMBER      PERCENTAGE
----------------------------                                  -----------   ----------
5% OR GREATER STOCKHOLDERS
Northeast Utilities
  107 Selden Street
  Berlin, Connecticut 06037(2)..............................  13,837,717       64.9%

Consolidated Edison Communications, Inc.
  4 Irving Place
  New York, New York 10003(3)...............................   9,381,916       43.9

Exelon Capital Partners Corporation
  2301 Market Street
  Philadelphia, Pennsylvania, 19103(4)......................   9,381,916       43.9

Energy East Corporation
  c/o New England Business Trust
  The Great Road
  Bedford, Massachusetts 01730(5)...........................   9,229,839       43.3

DIRECTORS
Stephen E. Courter(6).......................................          --         --
Victor Colantonio(7)........................................     377,521        1.7
Katherine E. Dietze(8)......................................      30,895          *
John H. Forsgren(9).........................................      18,895          *
Michael I. German(10).......................................       5,683          *
F. Michael McClain(11)......................................      30,895          *
Peter A. Rust(12)...........................................       4,683          *
Robert A. Shinn(13).........................................       6,683          *
Gary D. Simon(14)...........................................      18,896          *

OTHER EXECUTIVE OFFICERS
William F. Fennell (15).....................................      72,206          *
Michael A. Musen (16).......................................      61,201          *
Vincent C. Bisceglia (17)...................................          --         --
All directors and executive officers as a group (12 persons)
  (18)......................................................     627,558        2.9

------------------------

*   Represents less than 1% of the outstanding shares of common stock.

1. The address of each person for whom no address is included in the table is c/o NEON Communications, Inc., 2200 West Park Drive, Westborough, Massachusetts 01581.

2.  Represents (i) 4,774,038 shares held of record by Mode 1
    Communications, Inc. ("Mode 1"), an indirect wholly owned subsidiary of Northeast Utilities ("NU"), (ii) an additional 4,607,878 shares, of which 2,476,735 shares are held of record by Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc. ("ConEd"), and 2,131,143 shares are held of record by Exelon Capital Partners Corp. ("Exelon"), a wholly owned subsidiary of Exelon Corporation, which may be deemed to be beneficially owned by NU as a result of the Stockholders' Agreement (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--CONSOLIDATED EDISON COMMUNICATIONS, EXELON CORPORATION AND NORTHEAST UTILITIES STOCKHOLDERS' AGREEMENT"), and (iii) an additional 4,455,801 shares held by New England Business Trust ("NEBT"), which may be deemed to be beneficially owned by NU as a result of the Principal Stockholders Agreement. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--PRINCIPAL STOCKHOLDERS AGREEMENT." Mr. Forsgren, one of our directors, is the executive vice president and chief financial officer of NU and certain of its affiliates. Mr. Simon, one of our directors, is the senior vice president--enterprise analysis and development for Northeast Utilities Service Company, a subsidiary of NU. Each of Messrs. Forsgren and Simon disclaims beneficial ownership of the shares held by Mode 1 except to the extent of his pecuniary interest, if any.

3. Represents (i) 2,476,735 shares held of record by CEC and (ii) an additional 6,905,181 shares, of which 4,774,038 shares are held or record by Mode 1 and 2,131,143 shares are held by Exelon, which shares may be deemed to be beneficially owned by ConEd as a result of the Stockholders' Agreement dated September 14, 2000 by and among CEC, Mode 1, NU and Exelon (the "Stockholders' Agreement"). See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--CONSOLIDATED EDISON COMMUNICATIONS, EXELON CORPORATION AND NORTHEAST UTILITIES STOCKHOLDERS' AGREEMENT." Mr. Rust, one of our directors, is the chief executive officer of CEC. Mr. Rust disclaims beneficial ownership of the shares held by CEC, except to the extent of his pecuniary interest, if any.

4. Represents (i) 2,131,143 shares held of record by Exelon and (ii) an additional 7,250,773 shares, of which 4,774,038 shares are held of record by Mode 1 and 2,476,735 shares are held of record by CEC, which may be deemed to be beneficially owned by Exelon as a result of the Stockholders' Agreement. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--CONSOLIDATED EDISON COMMUNICATIONS, EXELON CORPORATION AND NORTHEAST UTILITIES STOCKHOLDERS' AGREEMENT." Mr. Shinn, one of our directors, is the vice president of Exelon Corporation. Mr. Shinn disclaims beneficial ownership of the shares held by Exelon, except to the extent of his pecuniary interest, if any.

5. Represents (i) 4,455,801 shares held of record by NEBT and (ii) an additional 4,774,038 shares held of record by Mode 1, which may be deemed to be beneficially owned by NEBT as a result of the FiveCom, Inc. Principal Stockholders Agreement dated May 28, 1998, as amended on October 19, 2000, by and among Central Maine Power Company ("CMP"), NU, Mode 1 and NEBT (the "Principal Stockholders Agreement"). See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--PRINCIPAL STOCKHOLDERS AGREEMENT." NEBT is owned by New England Investment Corporation, a wholly-owned subsidiary of Mainecom Services, which is a wholly-owned subsidiary of CMP Group, Inc. CMP
    Group, Inc. is a wholly owned subsidiary of Energy East Corporation ("Energy East"). The trustees of NEBT are New England Investment Corporation and Joseph D. Fay. Joseph D. Fay is general counsel, secretary and clerk of Mainecom Services and a director of New England Investment Corporation. The address of NEBT is 110 Great Road, Bedford, Massachusetts 01730.
    Mr. McClain, one of our directors, is the vice president, corporate development of CMP Group, Inc. Mr. McClain disclaims beneficial ownership of the shares held by CMP Group, Inc., except to the extent of his pecuniary interest, if any. Mr. German, one of our directors, is the senior vice president of Energy East. Mr. German disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

6. Mr. Courter does not have any options exercisable within 60 days after April 1, 2001.

7. Includes 376,136 shares issuable pursuant to options exercisable within 60 days after April 1, 2001 and 300 shares held by Mr. Colantonio's minor child, as to which shares Mr. Colantonio disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

8. Represents 30,895 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

9. Represents 18,895 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

10. Represents 4,683 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

11. Represents 30,895 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

12. Represents 4,683 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

13. Represents 4,683 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

14. Represents 18,896 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

15. Includes 61,806 shares issuable pursuant to options exercisable within 60 days after April 1, 2001 and 400 shares held by Mr. Fennell's minor children, as to which shares Mr. Fennell disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

16. Includes 20,000 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

17. Mr. Bisceglia resigned as chairman and chief executive officer in August 2000.

18. Includes 571,572 shares issuable pursuant to options exercisable within 60 days after April 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NORTHEAST UTILITIES AGREEMENTS

    In 1994 and 1995, we entered into a series of agreements (as subsequently amended and restated in February 1998) with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to the agreements with Northeast Utilities, we acquired indefeasible rights of use in fiber optic filaments placed along Northeast Utilities, rights of way prior to February 1998 and acquired ownership of fiber optic filaments placed along Northeast Utilities' rights of way subsequent to February 1998. We and Northeast Utilities both agreed to use best efforts to complete installation of the Northeast Utilities system by September 1999. We agreed to pay the cost of installing the cable and to utilize Northeast Utilities, engineering staff in carrying out the installation. Under our agreements with Northeast Utilities, we agreed to pay to Northeast Utilities' mileage-based annual fees and a percentage of the gross revenues that the company generates on the portion of our system located on Northeast Utilities' rights-of-way.

    A portion of the Northeast Utilities system, comprised of 12 fibers within the cable, is owned by, and has been set aside for, Northeast Utilities. Northeast Utilities may lease these fibers to third parties, provided that prior to September 2001, Northeast Utilities is not permitted to assign any fibers or resell capacity on its network to specified carriers except for certain limited purposes. After September 2001, Northeast Utilities will be free to use its network to compete with us.

    Under our agreements with Northeast Utilities, if any proposed segment of our system's route requires material modifications or unusual expense to make it available for our fiber, or if Northeast Utilities withdraws any segment from the route in order to give priority to electrical services, we have the right to designate additional or alternative route segments, subject to Northeast Utilities, approval, which will not be withheld unless the additional or alternative segments would materially adversely affect Northeast Utilities' ability to provide reliable electric service, cause or create safety problems or would not be feasible for structural reasons. If Northeast Utilities wants to create new route segments in order to extend the their system, we have a right of first refusal on the provision of any such segments. If Northeast Utilities obtains such segments from third parties, Northeast Utilities has agreed to use its best efforts to obtain for us the unimpeded use of not less than 12 usable single mode fibers in such segment on terms no less favorable than those provided to Northeast Utilities.

    The agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter, they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay us an amount equal to the fair market value of their system less the value of their own network or allow us to retain the indefeasible rights of use and receive from us an annual payment equal to 10% of our gross revenue from the Northeast Utilities system, which payment would be in addition to the other annual payments under the agreements with Northeast Utilities.

    In addition to the foregoing, our agreements with Northeast Utilities may be terminated by Northeast Utilities if we default in the performance of our obligations under the agreements, including the failure to obtain and maintain all necessary government permits, licenses, franchises and approvals, and the failure to pay amounts due under the agreements, subject in most cases to cure periods of between 30 and 90 days.

    We believe that our agreements with Northeast Utilities are on terms at least as favorable to us as could have been obtained from unaffiliated third parties. Northeast Utilities has waived right-of-way fees otherwise payable by the company through 2004 in return for our agreement to build our system to certain facilities of Northeast Utilities and to allow them to use 12 fibers on designated route segments in their service territory.

CENTRAL MAINE POWER COMPANY AGREEMENT

    In January 1997, we and Central Maine Power Company entered into an agreement in which Central Maine Power Company granted us a right of use in fiber optic filaments within a cable along a certain route in Central Maine Power Company's service territory. We have the right to install additional cable in Central Maine Power Company's service territory, subject to the approval of Central Maine Power Company, which must not be unreasonably withheld. We are obligated to pay the cost of installing the cable.

    In exchange for the rights of use, we agreed to pay to Central Maine Power Company an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment.

    Our rights of use do not apply to six fibers that have been set aside for Central Maine Power Company's use as their network. Central Maine Power Company may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given installation date. After the seven-year period, to the extent that Central Maine Power Company has excess capacity on its network, Central Maine Power Company is required to negotiate in good faith with us to provide such excess capacity before making it available to third parties. If we do not enter into an agreement with Central Maine Power Company for such excess capacity, Central Maine Power Company will be able to use such capacity to compete with us.

    Our agreement with Central Maine Power Company has an initial term of 30 years and expires in January 2027. Thereafter, it is renewable at our option for an additional ten-year term. In the event that we elect to renew the agreement, we must pay to Central Maine Power Company an annual payment equal to 10% of our gross annual revenue from the Central Maine Power Company system, which payment would be in addition to the other annual payments under the agreement with Central Maine Power Company.

    In addition to the foregoing, our agreement with Central Maine Power Company may be terminated by them if we default in our obligations under the agreement and our default is not cured within a designated cure period.

    We believe that our agreement Central Maine Power Company is on terms at least as favorable to us as could have been obtained from unaffiliated third parties.

CMP GROUP, INC., MAINECOM SERVICES, NEW ENGLAND BUSINESS TRUST AND NORTHEAST
  UTILITIES AGREEMENT

    In March 2000, we entered into a memorandum of understanding with CMP
Group, Inc., MaineCom Services, New England Business Trust and Northeast Utilities. Under the memorandum of understanding, we agreed to file a registration statement to register certain shares of common stock held by New England Business Trust in response to the exercise of a demand registration request by New England Business Trust under a 1995 agreement. New England Business Trust also agreed to reimburse us for some of the expenses that we incur in connection with this offering up to an aggregate of $575,000. Pursuant to the 1995 agreement, we agreed to indemnify New England Business Trust against certain liabilities, including liabilities under the Securities Act. On May 19, 2000, New England Business Trust completed the sale of 1,500,000 shares of our common stock pursuant to this registration statement.

    New England Business Trust, Northeast Utilities and we also agreed under the memorandum of understanding to use commercially reasonable efforts to cause the form of stockholders agreement which was to be executed in connection with the closing of the transactions contemplated by the

Consolidated Edison Communications and Exelon Corporation agreements to be amended to add New England Business Trust as a party and to provide for amendments similar to those to be made to the existing stockholders agreement between New England Business Trust and Northeast Utilities, which are described above.

    In addition, New England Business Trust and Northeast Utilities agreed under the March 2000 memorandum of understanding to vote in favor of the issuance of shares to Consolidated Edison Communications and Exelon Corporation in connection with our agreements with each of them. CMP and Northeast Utilities agreed to amend the existing stockholders agreement between them in the manner described below. See "Principal Stockholders Agreement."

REGISTRATION RIGHTS

    In November 1995, we entered into a stock subscription agreement with MaineCom Services pursuant to which MaineCom Services purchased shares of our Series B convertible preferred stock. Pursuant to the terms of the agreement, MaineCom Services has the right to have the shares of our common stock that were issued upon conversion of its shares of our Series B convertible preferred stock included in any registration statement we file relating to any public offering of our common stock, except to the extent the number of such shares may be limited by the managing underwriter of the offering. In addition, MaineCom Services may request that we register all or part of the those shares at any time at least 180 days after the effective date of a registered underwritten offering of our Common Stock, provided that the anticipated aggregate net offering price for such securities is at least $10,000,000. MaineCom Services through its affiliate, New England Business Trust, made such a demand by a letter addressed to us and dated January 28, 2000. In response to that request, we filed the registration statement referenced above under the heading "CMP Group, Inc., MaineCom Services, New England Business Trust and Northeast Utilities Agreement" relating to 3,450,000 shares of our common stock held by New England Business Trust.

PRINCIPAL STOCKHOLDERS AGREEMENT

    Central Maine Power Company and Northeast Utilities have entered into a FiveCom, Inc. Principal Stockholders Agreement dated May 28, 1998, whereby each of them agreed that, following the completion of our initial public offering, neither of them will permit or cause our company to merge or consolidate, liquidate or dissolve, change its form of organization or sell, lease, exchange or transfer all or substantially all of its assets, or seek bankruptcy protection or certain other protection from creditors, without the consent of both parties. In addition, they granted each other rights of first offer in connection with any proposed sale of our common stock held by them and the option to purchase the shares of common stock held by one of them if the other seeks bankruptcy protection or similar relief. This agreement will remain in effect for so long as Northeast Utilities owns at least 10% of our outstanding common stock, on a fully diluted basis, and the aggregate shares of our common stock owned by Northeast Utilities and Central Maine Power Company is at least 33 1/3% of our outstanding common stock, on a fully diluted basis.

    On October 19, 2000 pursuant to their agreement under the March 2000 memorandum of understanding described above, the parties entered into an amendment to the Principal Stockholders Agreement providing that each of them may sell shares of our common stock pursuant to Rule 144 of the Securities Act without regard to the right of first offer provision contained in the stockholders agreement between them and that each of them would agree to vote for two directors nominated to our board of directors by the other party. The parties also agreed that in the event Northeast Utilities holds less than 2,086,732 shares, New England Business Trust would only be obligated to vote for one director nominated by Northeast Utilities and that the voting obligation would be eliminated if Northeast Utilities holds less than 772,917 shares. Likewise, in the event that New England Business Trust holds less than 2,701,629 shares, Northeast Utilities would only be obligated to vote for one director nominated by New England Business Trust and the voting obligation would be eliminated if New England Business Trust holds less than 1,000,672 shares.

SEPTEMBER 2000 REORGANIZATION

    In November 20, 1999 the board of directors of NEON Optica, Inc. (formerly referred to as NorthEast Optic Network, Inc.), our predecessor, approved a plan of reorganization under which the business of NorthEast Optic Network would become a wholly-owned subsidiary of our company.

    At the direction of the board of directors of NEON Optica, our company was incorporated under the laws of the State of Delaware in November 1999 for the purpose of becoming a holding company by acquiring all of the outstanding NEON Optica common stock.

    At the direction of our board of directors and the board of directors of NEON Optica, NEON Acquisition was incorporated under the laws of the State of Delaware in November 1999 for the purpose of merging with NEON Optica in order to facilitate the reorganization.

    At the effective time of the reorganization in September 2000, shares of our common stock and the shares of common stock of NEON Optica and NEON Acquisition were converted and exchanged as described below:

    - Each share of NEON Optica common stock issued and outstanding immediately prior to the effective time of the reorganization automatically became and was converted into the right to receive one share of our common stock.

    - Each share of NEON Acquisition common stock issued and outstanding immediately prior to the effective time of the reorganization was converted into one share of NEON Optica common stock. As a result, at the effective time of the reorganization, all of the common stock of NEON Optica owned by us.

    - Each share of our common stock issued and outstanding immediately prior to the effective time of the reorganization was, at the effective time of the reorganization, canceled.

    At the effective time of the reorganization, NEON Optica stockholders became our stockholders. As stockholders of our company, they have essentially the same rights to govern our activities as they had with respect to NEON Optica; however, as stockholders of our company, they are not entitled to vote on matters requiring the approval of NEON Optica stockholders. Our stockholders are entitled to vote with respect to matters affecting our company, which owns 100% of the voting stock in NEON Optica.

    The directors of NEON Optica immediately prior to the effective time of the reorganization became our directors and the directors of NEON Optica immediately after the reorganization. Additionally, the officers and other employees of NEON Optica immediately prior to the effective time of the reorganization became employed by us in substantially the same capacities as they held in NEON Optica immediately prior to the reorganization.

CONSOLIDATED EDISON COMMUNICATIONS AGREEMENT AND EXELON CAPITAL PARTNERS
  CORPORATION AGREEMENT

    In November 1999, we entered into agreements with the communications subsidiaries of Consolidated Edison, Inc., and PECO Energy, Inc. (which was subsequently acquired by Exelon Corporation). Under these agreements, Exelon Capital Partners Corporation, Exelon Corporation's communications subsidiary ("Exelon"), and Consolidated Edison Communications Inc., Consolidated Edison communications' subsidiary ("CEC"), agreed to provide us with fiber optic filaments and interconnections which enable us to operate our network through significant portions of their coverage areas, including New York and Philadelphia, and enter into cooperative marketing arrangements with us.

    Under the agreements, we agreed to provide network transport and carrier services among the service areas of CEC and Exelon, provided that each of these companies provide connectivity from our network to their respective local loops, and each will manage distribution into its respective end-users' locations. The communications network operates under our brand name and we jointly develop, operate and market the combined telecommunications infrastructure that was created through the consummation of the two transactions.

    For an initial period of seven years, the agreements provide us with the exclusive right and obligation to provide communications services to CEC and Exelon and their certificated carrier customers to any point covered by our network, so long as we are able to provide such services in a timely manner and at market competitive prices. CEC and Exelon have reciprocal exclusive rights and obligations under the agreements to provide communications services to us and our customers to any point covered by their networks, subject to the same timing and pricing conditions.

    CEC agreed to provide a connection facility for us in Manhattan and provide connectivity to 25 carrier buildings in key areas of Manhattan. These buildings include major long distance company facilities, large collocation facilities, local serving offices and other high-traffic building sites. Exelon agreed to provide a new facility for our use in Philadelphia, convey a right-of-use to approximately 4,000 fiber miles in a corridor from New York City to Philadelphia and from Philadelphia to Baltimore and Washington, D.C., and provide connectivity to 40 carrier sites in metropolitan Philadelphia and to one site in each of Baltimore and Washington, D.C.

    Under the agreements, we issued 2,476,735 shares of our common stock to CEC and 2,131,143 shares of our common stock to Exelon, which resulted in CEC and Exelon owning approximately 10.75% and 9.25% of our outstanding common stock, respectively, immediately following the consummation of the transaction. Under the stockholders agreement described above, each of these companies also received the right to nominate one member to our board of directors.

CONSOLIDATED EDISON COMMUNICATIONS, EXELON CAPITAL PARTNERS CORPORATION AND NORTHEAST UTILITIES STOCKHOLDERS' AGREEMENT.

    In September 2000, we entered into a Stockholders' Agreement with CEC, Exelon and Mode 1 Communications, Inc. ("Mode 1"), one of our principal stockholders and a subsidiary of Northeast Utilities. Under the Agreement, as amended to date, each of the stockholder parties has agreed that in any and all elections of our directors, it will vote all of the shares of voting stock then owned by it to fix the size of the board at ten directors and to elect two members designated by Mode 1, one member designated by Exelon and one member designated by CEC, provided that no party would be required to vote for any designee deemed unacceptable by our board of directors.

    While this Agreement does not have a fixed term, it would terminate automatically upon a sale of our company. Also, in the event that Mode 1's stock ownership is reduced such that it holds a number of shares (i) equal to or less than the lower of the number of shares then held by Exelon and CEC, and
(ii) less than the number of shares held by Mode 1 on the date of the Agreement, then Mode 1 would be entitled to designate only one member to the board of directors. Further, if the stock ownership of any of CEC, Exelon or Mode 1 falls below one half of the percentage of shares held by Exelon on the date of the Agreement, then such party's rights and obligations would terminate without any effect on the rights and obligations of the other parties to the Agreement.

    The Agreement entitles each of CEC, Exelon and Mode 1 to a right of first offer with respect to proposed transfers of our stock by parties to the Agreement, other than (i) transfers among affiliates of the parties,
(ii) transfers pursuant to an acquisition of our company by another public company and (iii) transfers by each party of up to an aggregate of 160,000 shares of our voting stock in any rolling 12-month period. In the event a party proposes a transfer which is not so exempt from the right of first offer provisions, it would be required to offer to each of the other stockholder parties such party's pro rata portion of the offering, based upon its ownership of our company relative to the other parties to the Agreement, on terms and for consideration substantially comparable to the terms of the proposed offering. The Agreement also provides that, in the event that we are entitled under the May 1998 Principal Stockholders Agreement (described above) to purchase shares of our stock held by Central Maine Power Company or its affiliates, we will notify CEC, Exelon and Mode 1 and provide each of them with a comparable right of first offer under the Agreement to purchase a portion of such shares.

OTHER TRANSACTIONS

    During 2000, we reimbursed Central Maine Power Company and/or Union Water Power Company, a subsidiary of Energy East, $1,307,000 for personnel and construction costs related to our activities.

    We paid Northeast Utilities $851,000 in 2000 for materials, labor and other contractor charges related to the construction of the NEON system.

    For a description of employment agreements between us and our named executive officers, see "ITEM 11. EXECUTIVE COMPENSATION--EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS," above. For a description of stock options granted to certain directors, see "ITEM 11. EXECUTIVE COMPENSATION--DIRECTORS' COMPENSATION," above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Amendment to their Annual Report on Form 10-K/A to be signed on their behalf by the undersigned, thereunto duly authorized, in Westborough, Massachusetts, on this 30th day of April 2001.

                                                       NEON COMMUNICATIONS, INC.
                                                       NEON OPTICA, INC.

                                                       By:            /s/ STEPHEN E. COURTER
                                                            -----------------------------------------
                                                                        Stephen E. Courter
                                                                   CHIEF EXECUTIVE OFFICER AND
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Amendment to the Registrants' Annual Report on Form 10-K/A has been signed by the following persons in their capacities as officers and/or directors for both NEON Communications and NEON Optica and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
               /s/ STEPHEN E. COURTER                    Chairman of the Board
     -------------------------------------------         of Directors                 April 30, 2001
                 Stephen E. Courter                      (Principal Executive
                                                         Officer)

                                                       Vice President, Finance,
               /s/ WILLIAM F. FENNELL                    Chief Financial Officer
     -------------------------------------------         and Treasurer                April 30, 2001
                 William F. Fennell                      (Principal Financial and
                                                         Accounting Officer)

                          *
     -------------------------------------------       Vice Chairman of the Board     April 30, 2001
                  Victor Colantonio                      of Directors

     -------------------------------------------       Director                       April 30, 2001
                 Katherine E. Dietze

                          *
     -------------------------------------------       Director                       April 30, 2001
                  John H. Forsgren

                          *
     -------------------------------------------       Director                       April 30, 2001
                 F. Michael McClain

                          *
     -------------------------------------------       Director                       April 30, 2001
                   A. Robert Shinn

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                          *
     -------------------------------------------       Director                       April 30, 2001
                  Michael I. German

                          *
     -------------------------------------------       Director                       April 30, 2001
                    Gary D. Simon

                          *
     -------------------------------------------       Director                       April 30, 2001
                    Peter A. Rust

By:  /s/ STEPHEN E. COURTER
     ---------------------------------------
     Stephen E. Courter                                                             April 30, 2001
     *Attorney-in-Fact