Form 10-Q
period 2001-03-31
NEON COMMUNICATIONS INC
filed 2001-05-15
CIK 1116086

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

     COMMISSION         EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER; STATE OF INCORPORATION; ADDRESS,     IRS EMPLOYER
        FILE            INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL  IDENTIFICATION
       NUMBER           EXECUTIVE OFFICES                                                                             NUMBER
---------------------   ----------------------------------------------------------------------------------------  --------------
000-31531               NEON Communications, Inc. (a Delaware corporation)                                          04-3523408
                        2200 West Park Drive
                        Westborough, Massachusetts 01581
                        (508) 616-7800

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

       NEON Communications, Inc.--Common Stock, Par Value $0.01 Per Share

                            ------------------------

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 1, 2001 there were 21,335,061 shares of NEON Communications, Inc. common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
NEON Communications, Inc. Condensed Consolidated Balance
  Sheets (Unaudited)........................................      2
NEON Communications, Inc. Condensed Consolidated Statements
  of Operations (Unaudited).................................      3
NEON Communications, Inc. Condensed Consolidated Statements
  of Cash Flows (Unaudited).................................      4
NEON Communications, Inc. Notes to Condensed Consolidated
  Financial Statements (Unaudited)..........................      5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     12

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     23

                      PART II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K....................     23
Signatures..................................................     24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           NEON COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,      MARCH 31,
                                                                  2000            2001
                                                              -------------   -------------
                                          ASSETS

Current Assets:
  Cash and cash equivalents.................................  $  20,650,158   $  11,143,437
  Short-term restricted investments.........................     24,452,374      24,178,889
  Accounts receivable, net..................................      2,725,732       4,960,599
  Prepaid expenses and other current assets.................        413,764       6,303,823
                                                              -------------   -------------
    Total current assets....................................     48,242,028      46,586,748
                                                              -------------   -------------
Property and Equipment, net.................................    161,425,167     171,547,515
Restricted Investments......................................     10,851,258              --
Intangible and Other Assets, net............................     61,418,238      56,223,110
                                                              -------------   -------------
                                                              $ 281,936,691   $ 274,357,373
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $  21,559,425   $  24,780,906
  Accounts payable--Communications network..................     11,874,368      13,098,835
  Accrued expenses..........................................     13,526,077       9,889,033
  Accrued right-of-way fees, related party..................        679,531         679,531
  Deferred revenue..........................................        735,105       1,085,459
                                                              -------------   -------------
    Total current liabilities...............................     48,374,506      49,533,764
                                                              -------------   -------------
Deferred revenue, net of current portion....................      3,989,670       8,336,411
Long-term accounts payable--Communications network, net of
  current portion...........................................     13,650,642      14,259,257
Long-term obligations.......................................    180,000,000     180,000,000
Contingencies (Note 7)
Stockholders' Equity:
  Unrestricted Common stock, $0.01 par value--
    Authorized--60,000,000 shares
    Issued and outstanding--18,753,870 and 18,754,649 shares
      at December 31, 2000 and March 31, 2001,
      respectively..........................................        187,539         187,546
  Restricted common stock (Note 2)..........................         25,804          25,804
  Subscription receivable (Note 2)..........................   (167,431,217)   (166,445,155)
  Additional paid-in capital................................    289,445,281     289,202,591
  Accumulated deficit.......................................    (86,305,534)   (100,742,845)
                                                              -------------   -------------
Total stockholders' equity..................................     35,921,873      22,227,941
                                                              -------------   -------------
                                                              $ 281,936,691   $ 274,357,373
                                                              =============   =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           NEON COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------   ------------
Revenues:
  Network service...........................................  $ 1,663,192   $  4,637,134
  Other service.............................................      447,455        757,433
                                                              -----------   ------------
  Total revenues............................................    2,110,647      5,394,567
                                                              -----------   ------------
Expenses:
  Cost of revenues..........................................    2,084,765      4,058,365
  Selling, general and administrative.......................    2,508,615      7,047,875
  Depreciation and amortization.............................    2,458,941      4,094,273
                                                              -----------   ------------
  Total expenses............................................    7,052,321     15,200,513
                                                              -----------   ------------
  Loss from operations......................................   (4,941,674)    (9,805,946)
                                                              -----------   ------------
Other Income (Expense):
  Interest income...........................................    1,535,409        576,413
  Interest expense..........................................   (5,384,275)    (5,207,778)
                                                              -----------   ------------
  Total other expense, net..................................   (3,848,866)    (4,631,365)
                                                              -----------   ------------
Net Loss....................................................  $(8,790,540)  $(14,437,311)
                                                              ===========   ============
Basic and Diluted Loss per Share............................  $     (0.53)  $      (0.77)
                                                              ===========   ============
Basic and Diluted Weighted Average Shares Outstanding.......   16,476,116     18,754,414
                                                              ===========   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           NEON COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
Cash Flows from Operating Activities:
  Net loss..................................................  $ (8,790,540)  $(14,437,311)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Amortization of deferred financing and interest costs...       325,071        349,191
    Depreciation and amortization...........................     2,458,941      4,094,273
    Changes in assets and liabilities--
      Accounts receivable...................................        40,902     (2,234,867)
      Prepaid expenses and other current assets.............      (158,746)    (5,890,059)
      Accounts payable......................................     5,320,376      3,221,481
      Accrued expenses......................................    (6,484,197)    (3,637,044)
      Deferred revenue......................................       517,881      4,697,095
                                                              ------------   ------------
        Net cash used in operating activities...............    (6,770,312)   (13,837,241)
                                                              ------------   ------------
Cash Flows from Investing Activities:
  Sales of short-term investments, net......................    14,770,787             --
  Purchases of property and equipment.......................   (13,555,938)   (13,817,643)
  (Decrease) increase in intangible and other assets........       (30,293)     4,446,959
                                                              ------------   ------------
        Net cash used in investing activities...............    (1,184,556)    (9,370,684)
                                                              ------------   ------------
Cash Flows from Financing Activities:
  (Decrease) increase in accounts payable--communications
    network.................................................    (6,340,234)     1,833,082
  Decrease in restricted cash and investments...............    10,837,574     11,124,743
  Proceeds from subscription receivable.....................            --        986,062
  Payment of common stock issuance costs....................            --       (250,000)
  Proceeds from exercise of common stock options............     2,985,077          7,317
                                                              ------------   ------------
        Net cash provided by financing activities...........     7,482,417     13,701,204
                                                              ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents........     1,896,661     (9,506,721)
Cash and Cash Equivalents, beginning of period..............     4,768,389     20,650,158
                                                              ------------   ------------
Cash and Cash Equivalents, end of period....................  $  6,665,050   $ 11,143,437
                                                              ============   ============
Supplemental Disclosure of Cash Flow information:
  Cash paid during the period for--
    Interest................................................  $ 11,077,350   $ 10,050,000
                                                              ============   ============
    Taxes...................................................  $         --   $     70,265
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           NEON COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

(1) OPERATIONS

    NEON Communications, Inc. (the Company or NEON) and its subsidiaries are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks in the Northeast and Mid-Atlantic regions of the United States.

    To date, the Company has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $100,700,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

(2) REORGANIZATION AND SIGNIFICANT TRANSACTION

    On September 14, 2000, the Company closed agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon Capital Partners Corporation (Exelon). Under the terms of these agreements, the Company will receive an indefeasible right to use (IRU) in fiber optic facilities on the networks of CEC and Exelon to provide network transport and carrier services in their service areas, which include New York and Philadelphia, as well as beyond their service areas to Baltimore and Washington, D.C. At the same time, both CEC and Exelon will also provide connectivity from NEON's backbone system to their respective local distribution facilities in CEC and Exelon service areas. This interstate and intrastate communications network will operate under the NEON brand, expanding NEON's network into and around New York and the Mid-Atlantic region. The term of the IRU granted under the CEC agreement is for no less than 25 years and the term of the IRU granted under the Exelon agreement is for 20 years with five-year extension periods. As discussed below, the Company is currently involved in negotiations regarding the restructuring of its agreement with Exelon.

    As part of the agreements with CEC and Exelon, the Company has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of March 31, 2001, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of NEON's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, CEC and Exelon have each nominated a member of the Company's Board of Directors.

    As of March 31, 2001, the Company has not yet received all of the assets to be provided by CEC and Exelon under the agreements and, therefore, has recorded a subscription receivable on the accompanying consolidated balance sheets for the value of these assets. The Company has received an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under these agreements. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRUs granted under these agreements. In addition to the IRUs and intangible assets, CEC and Exelon have also agreed to contribute to the Company cash totaling $11,300,000 and $8,050,000, respectively, over the period from September 14, 2000 to April 15, 2005 for the build-out of

                           NEON COMMUNICATIONS, INC.

                                 MARCH 31, 2001

local points of presence (POP) and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses.

    Immediately preceding the closing of the agreements with CEC and Exelon, the Company completed its second reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The common stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT", with NEON Optica, Inc., the operating entity, as a wholly owned subsidiary of NEON Communications, Inc. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions.

    In March 2001, the Company signed term sheets with Exelon Enterprises Management (Exelon Enterprises), the parent company of Exelon, and Northeast Utilities ("NU"), pursuant to which Exelon Enterprises and NU would purchase
$13 million and $15 million, respectively, in subordinated convertible notes from the Company (see Note 6). A provision in the Exelon Enterprises term sheet provides for an additional $10 million from Exelon Enterprises, payable either in cash or forgiveness of indebtedness represented by the notes on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under the September 2000 agreements with Exelon. The Exelon Enterprises term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000. The transactions with Exelon Enterprises and NU are each conditioned upon one or more holders of our common stock investing at least $13 million and $15 million, respectively, in new equity or in subordinated notes having substantially the same terms as the notes purchased by NU and Exelon Enterprises, respectively. The closing of each of these transactions simultaneously would satisfy this condition. Each of these transactions is subject to other conditions, including the approval of our stockholders of the issuance of the notes and the shares of common stock issuable upon conversion of the notes, and the negotiation and execution of mutually agreeable definitive agreements. The Company has evaluated the impact of the transaction with Exelon Enterprises on its accounting for the agreements with and related issuances of common stock to Exelon in September 2000 and determined that it would result in a one-time, non-cash charge to the Company's consolidated statement of operations of approximately $64 million and a writedown of the subscription receivable. This charge would occur upon the signing of definitive agreements with Exelon Enterprises. The Company is currently discussing with Exelon Enterprises alternative means of financing which would not require this non-cash charge. The Company expects to sign definitive agreements associated with these or equivalent financing arrangements during the second quarter of 2001.

(3) SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

(A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of operations of NEON Communications, Inc., its wholly owned subsidiary, NEON Optica, Inc. ("NEON Optica") and NEON Optica's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                           NEON COMMUNICATIONS, INC.

                                 MARCH 31, 2001

(B) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-K.

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

(D) REVENUE RECOGNITION

    The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue (see Note 3(e)). The Company also leases space at its facilities (collocation services). Other service revenues includes these collocation service revenues as well as revenues from nonrecurring installation charges and design, engineering and construction services.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION, which provides guidance on applying generally accepted accounting principles to recognition of revenues. The Company adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, the Company recognizes revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because the Company had no further obligations. The Company adopted this new accounting guidance as of January 1, 2000 and all periods presented have been restated to reflect the effects of SAB No. 101.

    The Company has contracts with customers that provide service-level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits granted under these arrangements have not been material.

                           NEON COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

(E) DEFERRED REVENUE

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

(F) COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

(G) LOSS PER SHARE

    In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 2000 and 2001. Diluted net loss per share in the three months ended March 31, 2001 excludes 2,580,412 shares of restricted common stock and 2,230,316 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive. Diluted net loss per share in the three months ended March 31, 2000 excludes 1,835,533 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

(H) RECLASSIFICATIONS

    Certain prior-period amounts have been reclassified to conform with the current period presentation.

(I) NEW ACCOUNTING STANDARDS

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD ("APB") OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The impact of FASB Interpretation No. 44 was not material to the Company's financial position, results of operations or cash flows.

(4) 12 3/4% SENIOR NOTES

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

                           NEON COMMUNICATIONS, INC.

                                 MARCH 31, 2001

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

                                                              REDEMPTION
PERIOD                                                          PRICE
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

    In connection with this financing, the Company incurred approximately $6,300,000 of issuance costs. These costs have been classified as deferred financing costs in the accompanying consolidated balance sheet and are being amortized, as additional interest expense, over the term of the Senior Notes.

(5) PREFERRED STOCK

    The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At March 31, 2001, no such shares are issued and outstanding.

(6) CONVERTIBLE NOTES

    In March 2001, the Company signed a term sheet to sell $13.0 million of 19.5% subordinated convertible notes ("19.5% Convertible Notes") to Exelon Enterprises. The 19.5% coupon is subject to adjustment to 24% upon certain events, as defined in the term sheet. The 19.5% Convertible Notes will mature on August 15, 2008, and scheduled interest payments will be due semi-annually commencing August 15, 2001. Exelon Enterprises will have the option to receive the interest in cash or common stock at a price per share of $5.00. The 19.5% Convertible Notes and accrued interest are convertible at any time into common stock, at Exelon Enterprises', option at a price of $5.00 per common share. A provision in the term sheet provides for an additional $10.0 million from Exelon Enterprises payable in either cash or forgiveness of the indebtedness represented by the notes on or before April 15, 2002 in lieu of providing the IRUs, services and other cash proceeds required under its September 2000

                           NEON COMMUNICATIONS, INC.

                                 MARCH 31, 2001

agreements with the Company. The term sheet also provides for the release of all restrictions on the common stock issued to Exelon in September 2000.

    In March 2001, the Company also signed a term sheet to sell $15.0 million of 18% subordinated convertible notes ("18% Convertible Notes"), to NU. The 18% Convertible Notes will mature on August 15, 2008, and scheduled interest payments will be due semi-annually commencing August 15, 2001. The Company has the option to pay the interest in cash, common stock at a price per share of $6.00 or an additional convertible note. The 18% Convertible Notes and accrued interest are convertible at any time into common stock at NU' option at a price of $6.00 per common share.

    The Company expects to sign definitive agreements associated with these or equivalent financing arrangements during the second quarter of 2001.

(7) CONTINGENCIES

    Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

(8) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in the Company's accounts receivable. For the three months ended March 31, 2000 and 2001, four customers and one customer, respectively, represented 48% and 13% of revenues, respectively. At December 31, 2000 and March 31, 2001, one customer represented 21% and 33% of accounts receivable, respectively.

(9) SEGMENT DISCLOSURE

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

                           NEON COMMUNICATIONS, INC.

                                 MARCH 31, 2001

accounting policies of the segments are the same as those described in Note 3. All of the Company's revenues and assets are located in the United States.

    Revenue information for the Company's segments is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2000         2001
                                                       ----------   ----------
Revenues:
  Dark fiber leases..................................  $  663,304   $1,110,734
  Lit fiber leases...................................     999,888    3,526,400
  Collocation services...............................     273,768      418,338
  Other services(1)..................................     173,687      339,095
                                                       ----------   ----------
    Total revenues...................................  $2,110,647   $5,394,567
                                                       ==========   ==========

------------------------

(1) Includes installation and design, engineering and construction services

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this prospectus regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In particular, but without limiting the foregoing, our statements about, relating to or dependent on our agreements with Consolidated Edison Communications and Exelon Capital Partners Corporation and the extent of our network under each of those agreements, as well as statements about, relating to or dependent upon the transactions contemplated by our term sheets with Exelon Enterprises and NU, constitute forward-looking statements. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly under the heading "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

    References in this document to "we," "us," "our" and "the Company" refer, to, NEON Communications, Inc. ("NEON Communications"), its subsidiary, NEON Optica, Inc. ("NEON Optica", formerly NorthEast Optic Network, Inc.), and NEON Optica's subsidiaries.

OVERVIEW

    We are a holding company whose principal asset is all of the outstanding shares of the capital stock of NEON Optica. NEON Optica, is the wholly owned subsidiary of NEON Communications and acts as the primary operating entity, generating revenue primarily through the leasing of capacity on our network. In addition, under our agreements with Consolidated Edison Communications, Inc. ("CEC") and Exelon Capital Partners Corporation ("Exelon"), which were consummated on September 14, 2000, NEON Communications will be the holder of indefeasible rights of use in certain fiber optic filaments in the Northeast and Mid-Atlantic regions, as well as certain interconnections and telecommunications facilities in New York City and Philadelphia, Pennsylvania, in each case upon delivery of such assets by Consolidated Edison Communications, Inc. and Exelon Capital Partners Corporation pursuant to the terms of their respective agreements. As described in Note 6 to the financial statements of NEON Communications included in the Quarterly Report, we are currently negotiating with Exelon Enterprises concerning the restructuring of our agreement with Exelon.

    The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment) at fixed-cost pricing over multi-year terms. NEON Optica also leases space at our facilities (collocation services). Other service revenue includes installation and design, engineering and construction services. NEON Optica generally receives fixed monthly payments from its customers for the leasing of capacity on its network and recognizes revenues ratably over the term of the applicable customer agreement.

    The Company owns and operates a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to New York City, and, under our agreements with Exelon Capital Partners Corporation and Consolidated Edison Communications, Inc., which were consummated on September 14, 2000, we are working to extend our network to Philadelphia, Baltimore, and Washington D.C. and expand our network in and around New York City. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in smaller communities along our network's routes. As described in Note 6 to the financial statements of NEON Communications included in the Quarterly Report, we are currently negotiating with Exelon Enterprises concerning the restructuring of our agreement with Exelon.

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

    Our network service revenues include long-term leases of dark fiber and short-term leases of lit fiber at fixed-cost pricing over multi-year terms. Other service revenues include collocation services at our facilities as well as installation and design, engineering, and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and the use of collocation facilities and recognize revenues ratably over the term of the applicable customer agreement. Installation and design, engineering, and construction service fees are non-refundable and generally recognized as revenue ratably over the term of the related network services arrangement (generally ranging from one to twenty years).

    Our costs consist primarily of cost of revenues, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of revenues relates to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales, marketing and operations infrastructure, including personnel, advertising costs and promotional activities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180 million 12 3/4% Senior Notes Due 2008 as described in Note 4 to the financial statements included in this Quarterly Report.

RESULTS OF OPERATIONS

    Revenues increased by $3,283,920, or 156%, to $5,394,567 in the quarter ended March 31, 2001, compared to $2,110,647 in the quarter ended March 31, 2000. Revenues in the first quarter of 2001 were generated by network services of $4,637,134 and other services of $757,433, which consists of collocation revenues and revenues related to installation and design, engineering, and construction. The primary reason for the increase was the growth in demand for our lit services, revenues from which increased by $2,526,512, or 253%, to $3,526,400 in the quarter ended March 31, 2001, compared to $999,888 in the quarter ended March 31, 2000. Lit services represented 60% and 76%, respectively, of network service revenues during the quarters ended March 31, 2000 and 2001. Collocation revenues grew by 53% to $418,338 in the quarter ended March 31, 2001, compared to $273,768 in the quarter ended March 31, 2000.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION, which provides guidance on applying generally accepted accounting principles to recognition of revenues. We adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, we recognize revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges ultimately relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because the Company had no further obligations. We adopted this new accounting guidance as of January 1, 2000 and all periods presented in the condensed consolidated financial statements have been restated to reflect the effects of SAB No. 101.

    Total cost of revenues for the quarter ended March 31, 2001 was $4,058,365, an increase of 95% as compared to the $2,084,765 in the quarter ended March 31, 2000. This increase was primarily due to additional fiber optic facilities leases and increased network surveillance cost, operations and maintenance costs and property taxes resulting from network expansion in our service territory in the Northeast and the Mid-Atlantic regions.

    Selling, general and administrative expenses increased 181% to $7,047,875 for the quarter ended March 31, 2001, compared to $2,508,615 in the quarter ended March 31, 2000, reflecting increased investment in our sales and marketing and operations infrastructure, including personnel, advertising costs and promotional activities, as well as an increase in management and information technology. Our headcount increased by 178% from March 31, 2000 to March 31, 2001, from 66 employees as of March 31, 2000 to 184 employees as of March 31, 2001.

    Depreciation and amortization expense increased 67% to $4,094,273 for the quarter ended March 31, 2001, compared to $2,458,941 for the quarter ended March 31, 2000. This increase resulted from increased capital expenditures related to the expansion of our communications network in our Northeast and Mid-Atlantic service areas and completion of additional network points of presence.

    Interest income decreased 62% to $576,413 for the quarter ended March 31, 2001, compared to $1,535,409 for the quarter ended March 31, 2000. This decrease was due primarily to lower cash and investment balances in the first quarter of 2001 compared to the first quarter of 2000.

    Interest expense decreased by three percent from $5,384,275 in the quarter ended March 31, 2000 to $5,207,778 in the quarter ended March 31, 2001 due to the capitalization of interest on network expansion projects, which increased from the first quarter of 2000 to the first quarter of 2001. Interest expense primarily relates to our 12 3/4% Senior Notes Due 2008.

    For the quarter ended March 31, 2001, we recorded a net loss of $14,437,311 compared to $8,790,540 for the quarter ended March 31, 2000. The increase in net loss is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. Capital expenditures during the three months ended March 31, 2000 and 2001 totaled approximately $13.6 million and $13.8 million, respectively. We expect to continue to have substantial capital requirements in connection with (i) the expansion and improvement of our existing network,
(ii) the design, construction and development of new networks, (iii) the connection of additional buildings and customers to our network, (iv) the purchase of additional telecommunication equipment, (v) the purchase and development of our operating support systems, and (vi) additional expenses required to operate and maintain existing facilities.

    We have funded a substantial portion of these expenditures through our public offerings completed on August 5, 1998, which resulted in net proceeds to us of approximately $218 million (after deducting expenses and before deducting $72.0 million in escrowed funds to cover the first seven semi-annual interest payments on our 12 3/4% Senior Notes due 2008).

    The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before we can connect revenue-generating customers. We expect to continue to experience negative cash flow after investing activities for the current year due to the continuous expansion and development of our network. Unless we seek and are able to obtain additional capital, our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated.

    Net cash used in operating activities was $6,770,312 and $13,837,241 for the quarters ended March 31, 2000 and 2001, respectively. Net cash used in operations for the quarter ended March 31, 2001 was due primarily to additional fiber optic facilities leases and other costs of revenues resulting from network expansion in our service territory, which expanded from the Northeast into the Mid-Atlantic region during 2000, as well as increased investment in our sales and marketing infrastructure, including personnel, advertising costs and promotional activities and an increase in administrative support.

    Cash used in investing activities totaled $1,184,556 and $9,370,684 in the quarters ended March 31, 2000 and 2001, respectively. This decrease has been due to the uses of cash described above. Our uses of cash have consisted primarily of payment of the cost of construction and deployment of telecommunications equipment to build our communications network.

    Cash flow from financing activities was $7,482,417 and $13,701,204 in the quarters ended March 31, 2000 and 2001, respectively. Cash flow from financing activities in the first quarter of 2001 was generated from the release of the restricted cash placed in escrow in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008 and cash received under our agreements with CEC and Exelon. Cash flow from financing activities in the first quarter of 2000 was generated from the release of restricted cash placed in escrow in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008 and proceeds from the issuance of common stock upon the exercise of stock options. All proceeds from the release of the restricted cash were used to pay our interest payments due under our 12 3/4% Senior Notes Due 2008.

    We anticipate that we will continue to experience negative cash flow as we expand our network, construct networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and Mid-Atlantic regions. As a result, we intend to use our cash on hand and the remaining net proceeds of our 1998 public offerings, and will have to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity or debt securities if we are to complete our expansion as currently planned. As of March 31, 2001, we had approximately $11,100,000 in unrestricted cash on hand, compared to approximately $20,660,000 in unrestricted cash on hand as of December 31, 2000.

    We have recently signed term sheets with Northeast Utilities ("NU") and Exelon Enterprises Management ("Exelon Enterprises"), pursuant to which NU and Exelon Enterprises would purchase $15 million and $13 million, respectively, in subordinated convertible notes from us, bearing interest at a rate of at least 18% and due 2008.

    The transactions with Exelon Enterprises and NU are each conditioned upon one or more holders of our common stock investing at least $13 million and $15 million, respectively, in new equity or in subordinated notes having substantially the same terms as the notes purchased by NU and Exelon Enterprises, respectively. The closing of each of these transactions simultaneously would satisfy this condition. The transaction with Exelon Enterprises provides for an additional $10 million from Exelon Enterprises payable either in cash or forgiveness of the indebtedness represented by the notes on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under our agreements with Exelon signed in September 2000, as well as the release of all restrictions on the common stock issued to Exelon in September 2000. Each of these transactions is subject to other conditions, including the approval of our stockholders of the issuance of the notes and the shares of common stock issuable upon conversion of the notes, and the negotiation and execution of mutually agreeable definitive agreements. We have evaluated the impact of the transaction with Exelon Enterprises on our accounting for the agreements with and related issuances of common stock to Exelon in September 2000 and determined that it would result in a one-time, non-cash charge to our consolidated statement of operations of approximately $64 million and a writedown of the subscription receivable. This charge would occur upon the signing of definitive agreements with Exelon Enterprises. We are currently discussing with Exelon Enterprises alternative means of financing which would not require this non-cash charge.

    Separately, one of our major suppliers has informed us that they will not continue to sell equipment to us on normal credit terms. We are currently negotiating with this supplier to obtain a deferral of amounts already owed to them. If we are unable to obtain this deferral, we will pay the amounts owed to this supplier with the funds described above.

    On April 12, 2001, we filed a registration statement with the Securities and Exchange Commission relating to the possible offering from time to time of up to $25,000,000 of our common stock, preferred stock, debt securities or warrants to purchase any of the foregoing. This registration statement has not yet been declared effective by the Securities and Exchange Commission, and we have not yet entered into any agreements relating to the issuance of any securities pursuant to this registration statement.

    Upon the close of the transactions with NU and Exelon Enterprises, after giving effect to a reduction in capital expenditures, we will have funds sufficient to finance our operations into the second quarter of 2002. However, we cannot assure you that the transactions with NU and Exelon Enterprises will, in fact, be consummated. If we fail to close these transactions and are unable to obtain alternative financing, we will be forced to suspend capital expenditures, downsize our operations and delay our network expansion and customer growth plans. As a result, our rate of revenue growth could cease or slow materially and the fulfillment of our business plan and the date when we might achieve profitability may be substantially delayed.

    Management expects to sign definitive agreements associated with these or equivalent financing arrangements during the second quarter of 2001.

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

NEW ACCOUNTING STANDARDS

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD ("APB") OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The impact of FASB Interpretation No. 44 was not material to the Company's financial position, results of operations or cash flows.

RISK FACTORS

    There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors. Any of the following factors could have a material adverse effect on our business and our future operating results.

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

    We have incurred cumulative net losses since our inception of approximately $100.7 million. As of March 31, 2001, we had approximately $11,100,000 in unrestricted cash on hand. We have recently signed term sheets with NU and Exelon Enterprises, pursuant to which NU and Exelon Enterprises would purchase $15 million and $13 million, respectively, in subordinated convertible notes from us, bearing interest at a rate of at least 18% and due 2008.

    The transactions with Exelon Enterprises and NU are each conditioned upon one or more holders of our common stock investing at least $13 million and $15 million, respectively, in new equity or in subordinated notes having substantially the same terms as the notes purchased by NU and Exelon Enterprises, respectively. The closing of each of these transactions simultaneously would satisfy this condition. The transaction with Exelon Enterprises provides for an additional $10 million from Exelon Enterprises payable either in cash or forgiveness of debt on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under our agreements with Exelon signed in September 2000, as well as the release of all restrictions on the common stock issued to Exelon in September 2000. Each of these transactions is subject to other conditions, including the approval of our stockholders of the issuance of the notes and the shares of common stock issuable upon conversion of the notes, and the negotiation and execution of mutually agreeable definitive agreements.

    Separately, one of our major suppliers has informed us that they will not continue to sell equipment to us on normal credit terms. We are currently negotiating with this supplier to obtain a deferral of amounts already owed to them. If we are unable to obtain this deferral, we will pay the amounts owed to this supplier with the funds described above.

    Upon the close of the transactions with NU and Exelon Enterprises, after giving effect to a reduction in capital expenditures, we will have funds sufficient to finance our operations into the second quarter of 2002. However, we cannot assure you that the transactions with NU and Exelon Enterprises will, in fact, be consummated. If we fail to close these transactions and are unable to obtain alternative financing, we will be forced to suspend capital expenditures, downsize our operations and delay our network expansion and customer growth plans. As a result, our rate of revenue growth could cease or slow materially and the fulfillment of our business plan and the date when we might achieve profitability may be substantially delayed.

RISKS RELATING TO OUR BUSINESS STRATEGY

    OUR BUSINESS STRATEGY DEPENDS UPON ANTICIPATED CUSTOMER DEMAND FOR OUR SERVICES, AND OUR FAILURE TO OBTAIN CUSTOMERS FOR OUR SERVICES AT PROFITABLE RATES WOULD ADVERSELY AFFECT OUR BUSINESS RESULTS.

    Our ability to become profitable depends upon our ability to secure a market for our services and obtain service contracts with our communications customers. Many of our targeted customers may also be our potential competitors. If our services are not satisfactory or cost competitive, our targeted customers may utilize other providers where available, or construct their own networks, which would reduce their need for our services and create future sources of competition for us. If we are unable to close our proposed financing transactions with NU and Exelon Enterprises and are unable to obtain alternative financing, we will be forced to reduce our capital spending and will be unable to invest in expansion of our current network, which may impair our ability to attract new customers who require service or capacity we do not currently have.

    INTENSE COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY FROM A BROAD RANGE OF COMPETITORS MAY PREVENT US FROM OBTAINING CUSTOMERS AND REQUIRE US TO LOWER PRICES.

    The telecommunications industry is highly competitive. We face substantial competition from companies with significantly greater financial and other resources whose capacity is interchangeable with the capacity we offer, including incumbent local telephone companies, competitive local telephone companies and major long distance companies. In addition, potential competitors capable of offering services similar to those offered by us include other communications service providers that own and operate their own networks and equipment, including cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks. Four of our principal stockholders, NU, New England Business Trust (an affiliate of Energy East Corporation), Consolidated Edison Communications, Inc., and Exelon Capital Partners Corporation each own or have rights, through one or more affiliates, to fibers in the cable that includes a portion of our network, which permits each of them to compete directly with us in the future if they use these fibers for purposes other than their corporate requirements. Our rights-of-way are non-exclusive so that other service providers (including the utilities themselves) could install competing networks using the same rights-of-way.

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

    Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and into the Mid-Atlantic region. In addition to the financial constraints under which we will be operating if we are unable to close our proposed financing transactions with NU and Exelon or obtain alternative financing, among the major factors that could affect our success are:

    - any delay or difficulty experienced by Consolidated Edison Communications or Exelon Capital Partners Corporation in the performance of their obligations under our agreements with them; and

    - the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

    Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan. Both Consolidated Edison Communications and Exelon Capital Partners have failed to deliver certain network assets in a timely fashion under our original agreements with them. In addition, we are currently negotiating with Exelon Enterprises, the parent of Exelon Capital Partners, regarding the restructuring of our system agreement with Exelon Capital Partners which may result in the release of Exelon Capital Partners from its obligations to deliver certain network assets under that agreement.

    IF WE ARE UNABLE TO CLOSE OUR PROPOSED FINANCING TRANSACTIONS WITH NU AND EXELON ENTERPRISES, THE EXPENDITURES NECESSARY TO SUFFICIENTLY EXPAND OUR FIBER OPTIC NETWORK AND DEVELOP OUR SERVICES IN ORDER TO SATISFY THE CURRENT AND FORECASTED DEMANDS OF OUR CUSTOMERS WILL SURPASS OUR AVAILABLE CASH, AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL TO DEVELOP OUR SERVICES ON A TIMELY BASIS AND ON ACCEPTABLE TERMS.

    Although we have expended significant resources in building our network and the development of our customer base, we will require significant additional cash in order to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. If we are unable to close our proposed financing transactions with NU and Exelon Enterprises or obtain other sufficient financing to resume our planned expansion and related capital expenditures, these expenditures for expansion and for more services, together with associated operating expenses, will reduce our cash flow and profitability until we establish an adequate customer base throughout all of our coverage areas. To date, we have expended substantial amounts on construction of our network from the proceeds of our financing activities and, accordingly, we have generated negative cash flow. If we are unable to close our proposed financing transactions with NU and Exelon Enterprises, we will need to obtain additional capital to carry out our planned expansion of our services, to increase our service territory, and to fund our operations, and we cannot assure you that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

    WE OBTAIN SOME OF THE KEY COMPONENTS USED IN OUR FIBER OPTIC NETWORK FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD DISRUPT OUR OPERATIONS AND RESULT IN A SUBSTANTIAL LOSS OF REVENUES.

    We depend upon a small group of suppliers for some of the key components and parts used in our network. In particular, we purchase cable from Lucent-Fitel and from Corning, and we purchase fiber optic equipment from Nortel Networks, Cisco Systems and Sycamore Networks. Any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our network could disrupt our operations. One of our suppliers has placed a credit hold on us, making it more difficult to obtain equipment from that supplier and, if we are unable to close our proposed financing transactions with NU and Exelon Enterprises or obtain alternative financing, other suppliers may do the same.

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

    Our rights-of-way agreements with NU, Central Maine Power Company (a subsidiary of Energy East Corporation), Consolidated Edison
Communications, Inc., and Exelon Capital Partners Corporation contain provisions which acknowledge the right of these companies to make the provision of electrical services to their own customers their top priority. These companies are required only to exercise "reasonable care" with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair operation of our network. In addition, some of our ongoing operational efforts are constrained by the limited ability of the utilities to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. We have experienced construction delays in the past as a result of such inability to timely de-energize certain segments and we may experience such delays in the future.

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

    We maintain a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2001, the fair value of the portfolio would decline by an immaterial amount. Because we have the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be materially affected.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       None.

    (b) No Current Reports on Form 8-K were filed during the quarterly period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this fifteenth day of May, 2001.

NEON COMMUNICATIONS, INC.

By: /s/ Stephen E. Courter
                                                       Date:
-------------------------------------------
Stephen E. Courter
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
NEON Communications, Inc.

By: /s/ William F. Fennell
                                                       Date:
-------------------------------------------
William F. Fennell
VICE PRESIDENT OF FINANCE, CHIEF FINANCIAL OFFICER
AND TREASURER (PRINCIPAL FINANCIAL OFFICER)
NEON Communications, Inc.