Form 10-Q
period 2001-06-30
NEON COMMUNICATIONS INC
filed 2001-08-14
CIK 1116086

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File Number 000-31531

NEON Communications, Inc.
(a Delaware corporation)

Exact Name of Registrant as Specified in Its Charter

Massachusetts State of Incorporation	04-3523408 IRS Employer Identification Number
2200 West Park Drive Westborough, Massachusetts Address of principal executive offices	01581 Zip Code

(508) 616-7800
Telephone Number, Including Area Code, of Registrant's Principal Executive Offices

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
NEON Communications, Inc.—Common Stock, Par Value $0.01 Per Share

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At August 1, 2001 there were 21,335,061 shares of NEON Communications, Inc. common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEON COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2000	June 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$20,650,158	$16,072,273
Short-term investments	—	5,444,499
Short-term restricted investments	24,452,374	25,334,929
Accounts receivable, net	2,725,732	3,310,543
Prepaid expenses and other current assets	413,764	926,317

Total current assets	48,242,028	51,088,561

Property and Equipment, net	161,425,167	179,880,216
Restricted Investments	10,851,258	—
Intangible and Other Assets, net	61,418,238	58,456,828

	$281,936,691	$289,425,605

Liabilities
Current Liabilities:
Accounts payable	$21,559,425	$27,195,408
Accounts payable — Communications network	11,874,368	17,545,928
Accrued expenses	13,526,077	15,620,293
Accrued right-of-way fees, related party	679,531	679,531
Deferred revenue	735,105	1,288,663

Total current liabilities	48,374,506	62,329,823

Deferred revenue, net of current portion	3,989,670	12,454,255
Long-term accounts payable — Communications network, net of current portion	13,650,642	8,233,461
Long-term obligations	180,000,000	195,734,901
Contingencies (Note 7)
Stockholders' Equity:
Unrestricted Common stock, $0.01 par value —
Authorized — 60,000,000 shares; Issued and outstanding — 18,753,870 and 18,754,649 shares at December 31, 2000 and June 30, 2001, respectively	187,539	187,546
Restricted common stock (Note 2)	25,804	25,804
Subscription receivable (Note 2)	(167,431,217)	(165,912,780)
Additional paid-in capital	289,445,281	289,167,240
Accumulated deficit	(86,305,534)	(112,794,645)

Total stockholders' equity	35,921,873	10,673,165

	$281,936,691	$289,425,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenues:
Network service	$2,309,920	$5,876,979	$3,973,112	$10,514,113
Other service	532,640	500,769	980,095	1,258,202

Total revenues	2,842,560	6,377,748	4,953,207	11,772,315

Expenses:
Cost of revenues	2,557,998	4,285,318	4,642,763	8,343,683
Selling, general and administrative	3,054,676	6,848,162	5,563,292	13,896,037
Depreciation and amortization	2,882,130	4,356,750	5,341,071	8,451,023

Total expenses	8,494,804	15,490,230	15,547,126	30,690,743

Loss from operations	(5,652,244)	(9,112,482)	(10,593,919)	(18,918,428)

Other Income (Expense):
Interest and other income	1,358,036	2,024,749	2,893,445	2,601,162
Interest expense	(5,304,200)	(4,964,067)	(10,688,475)	(10,171,845)

Total other expense, net	(3,946,164)	(2,939,318)	(7,795,030)	(7,570,683)

Net Loss	$(9,598,408)	$(12,051,800)	$(18,388,949)	$(26,489,111)

Basic and Diluted Loss per Share	$(0.58)	$(0.64)	$(1.11)	$(1.41)

Basic and Diluted Weighted Average Shares Outstanding	16,655,581	18,754,649	16,567,648	18,754,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2000	2001
Cash Flows from Operating Activities:
Net loss	$(18,388,949)	$(26,489,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	5,341,071	8,451,023
Amortization of deferred financing and interest costs	652,551	698,381
Gain on sale of property and equipment	—	(1,514,555)
Changes in assets and liabilities —
Accounts receivable	(621,545)	(584,811)
Prepaid expenses and other current assets	(518,166)	(512,553)
Accounts payable	4,578,479	5,635,983
Accrued expenses	9,577,877	2,094,216
Deferred revenue	1,009,909	9,018,143

Net cash provided by (used in) operating activities	1,631,227	(3,203,284)

Cash Flows from Investing Activities:
Sales (purchases) of short-term investments, net	26,837,761	(5,444,499)
Proceeds from sale of property and equipment	—	4,000,000
Purchases of property and equipment	(31,783,131)	(29,516,605)
(Increase) decrease in intangible and other assets	(447,700)	3,123,018

Net cash used in investing activities	(5,393,070)	(27,838,086)

Cash Flows from Financing Activities:
(Decrease) increase in accounts payable — communications network	(11,703,823)	254,379
Decrease in restricted cash and investments	8,347,796	9,968,703
Proceeds from issuance of convertible debt	—	15,000,000
Proceeds from subscription receivable	—	1,518,437
Payment of common stock issuance costs	—	(285,351)
Proceeds from exercise of common stock options	2,985,077	7,317

Net cash (used in) provided by financing activities	(370,950)	26,463,485

Net Decrease in Cash and Cash Equivalents	(4,132,793)	(4,577,885)
Cash and Cash Equivalents, beginning of period	4,768,389	20,650,158

Cash and Cash Equivalents, end of period	$635,596	$16,072,273

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for —
Interest	$11,349,050	$10,050,488

Taxes	$—	$86,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2001

(1)  Operations and Reorganization

    NEON Communications, Inc. (the Company or NEON) and its subsidiaries are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks in the Northeast and Mid-Atlantic regions of the United States.

    To date, the Company has recorded revenues principally from network transport contracts and related services and has incurred cumulative operating losses of approximately $112,800,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services, the increasing demands placed on equipment in worldwide telecommunications networks and the demand for telecommunications capacity compared to the supply currently available.

    In September 2000, the Company completed its second reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The common stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT", with NEON Optica, Inc., the operating entity, as a wholly owned subsidiary of NEON Communications, Inc. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions.

(2)  Network Connectivity Purchase in Exchange for Stock

    On September 14, 2000, the Company closed an agreement with Consolidated Edison Communications, Inc. (CEC) under which the Company will receive an indefeasible right to use (IRU) in fiber optic facilities on the CEC network to provide network transport and carrier services in its service area, which includes New York City and Westchester County, New York. At the same time, CEC will also provide connectivity from NEON's backbone system to its local distribution facilities in its service area. This communications network will operate under the NEON brand, expanding NEON's network into and around New York. The term of the IRU granted under the CEC agreement is for no less than 25 years. In addition to the IRUs and intangible assets, CEC has also agreed to contribute to the Company cash totaling $11,300,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence (POP) and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses.

    On September 14, 2000, the Company also closed an agreement with Exelon Capital Partners (Exelon). Under the terms of the agreement with Exelon, the Company was to receive an IRU in fiber optic facilities on Exelon's network. The agreement also provided that Exelon would deliver connectivity from NEON's backbone system to its local distribution facilities in its service area. In addition to the IRUs and intangible assets, Exelon was to contribute to the Company cash totaling $8,050,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local POPs and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. As of June 30, 2001, the Company has received approximately $3,300,000 from Exelon under this agreement. As discussed below, on August 10, 2001, as part of its recent financing transaction, the Company released Exelon from its remaining unfulfilled obligations under the September 2000 agreement, including the obligation to deliver the IRUs.

    As part of the agreements with CEC and Exelon, the Company has issued 2,476,735 shares of common stock to CEC and 2,131,143 shares of common stock to Exelon, of which all but 44% of this stock was restricted as of June 30, 2001, with such restrictions to lapse upon the completion of certain milestones over the terms of the agreements, as detailed in the contracts with CEC and Exelon. This transaction has resulted in CEC and Exelon owning approximately 10.5% and 9.1%, respectively, of NEON's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, CEC and Exelon have each nominated a member of the Company's Board of Directors.

    As of June 30, 2001, the Company had not yet received all of the assets to be provided by CEC and Exelon under the agreements and, therefore, has recorded a subscription receivable on the accompanying consolidated balance sheets for the value of these assets. The Company has received an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under these agreements. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRUs granted under these agreements.

    On August 10, 2001, the Company closed a financing of $11,500,000 in the form of an 18% subordinated convertible note with Exelon Enterprises Management ("Exelon Enterprises") (see Note 4(b)). The subordinated note purchase agreement provides for an additional $10,000,000 from Exelon Enterprises, payable either in cash or forgiveness of indebtedness represented by the note, on or before April 2002 in lieu of providing the IRUs, services and other cash proceeds required under the September 2000 agreements with Exelon. As a condition to the financing, the Company agreed to release all restrictions on the common stock issued to Exelon in September 2000. The Company has evaluated the impact of this transaction on its accounting for the agreements and related issuances of common stock to Exelon in September 2000 and determined that it would result in a one-time, non-cash charge to the Company's consolidated statement of operations of approximately $60,000,000 and a writedown of the subscription receivable upon closing of the transaction. This charge will be reflected in the Company's third quarter financial statements.

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

(g)  Loss per Share

    In accordance with SFAS No. 128, Earnings per Share, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share in the three and six months ended June 30, 2001 excludes 2,580,412 shares of restricted common stock and 2,541,480 and 2,286,980 shares issuable from the assumed exercise of stock options, respectively, as their effect would be antidilutive. Diluted net loss per share in the three and six months ended June 30, 2000 excludes 1,559,013 and 1,473,302 shares issuable from the assumed exercise of stock options, respectively, as their effect would be antidilutive.

(h)  Reclassifications

    Certain prior-period amounts have been reclassified to conform with the current period presentation.

(i)  New Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. This standard is not expected to impact the Company upon implementation.

    In July 2001, the FASB issued SFAS no. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. As of June 30, 2001, the Company has approximately $43,100,000 of goodwill and other intangible assets. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

(4)  Long-Term Obligations

(a)  12 3/4% Senior Notes

    In August 1998, the Company closed a financing of $180,000,000 in the form of 12 3/4% Senior Notes due 2008 with the public through a debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 2000. Upon closing of the sale of the Senior Notes, the Company purchased approximately $72,000,000 in U.S. Government obligations with an average maturity of 645 days to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

Period	Redemption Price
2003	106.375%
2004	104.250
2005	102.125
Thereafter	100.000

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

(b)  18% Subordinated Convertible Notes

    On June 15, 2001, the Company closed a financing of $15,000,000 in the form of an 18% subordinated convertible note ("NU Convertible Note") with Mode 1 Communications, Inc., a subsidiary of Northeast Utilities ("NU"). The NU Convertible Note will mature on August 15, 2008, and scheduled interest payments will be due semi-annually commencing August 15, 2001. The Company has the option to pay the interest in cash, common stock at a price per share of $6.00 or an additional convertible note. The NU Convertible Note and accrued interest are convertible at any time into common stock, at NU's option, at a price of $6.00 per common share, which represents 2,500,000 shares, subject to certain anti-dilution provisions.

    On August 10, 2001, the Company closed a financing of $11,500,000 in the form of an 18% subordinated convertible note ("Exelon Convertible Note") with Exelon Enterprises. The Exelon Convertible Note will mature on August 15, 2008, and scheduled interest payments will be due semi-annually commencing August 15, 2001. Exelon Enterprises will have the option to receive the interest in cash, common stock at a price per share of $5.00 or an additional subordinated convertible note. The Exelon Convertible Note is convertible at any time into common stock, at Exelon Enterprises' option, at a price of $5.00 per common share, which represents 2,300,000 shares, subject to certain anti-dilution provisions. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon Enterprises payable in either cash or forgiveness of the indebtedness represented by the note on or before April 15, 2002 in lieu of providing the IRUs, services and other cash proceeds required under its September 2000 agreements with the Company. As a condition to the financing, the Company agreed to release all restrictions on the common stock issued to Exelon in September 2000.

(5)  Preferred Stock

    The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At June 30, 2001, no such shares are issued and outstanding.

(6)  Sale of IRU to CEC

    In January 2001, the Company entered into an agreement with CEC in which the Company granted CEC a 20-year IRU in certain fibers and a 36-month lease of certain other fibers along a route segment between White Plains, NY and New York City. The 36-month lease will convert into a 17-year IRU at the end of the lease period upon a one-time payment of $1. The agreement provides for an up-front payment from CEC of $4,000,000 and an additional $3,172,000 payable monthly over the 36-month lease period. A portion of the fibers provided to CEC will be included in the IRU granted from CEC to the Company under the September 2000 stock transaction (see Note 2). The Company provided the fiber under this agreement to CEC in May, 2001. The Company has accounted for this transaction as a fixed asset sale and sales-type lease and has recorded a gain in the second quarter of 2001 of approximately $1,515,000, which is included in other income in the condensed consolidated statement of operations.

(7)  Contingencies

    Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

(8)  Concentration of Credit Risk and Significant Customers

    SFAS No. 105, Disclosure of Information about Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in the Company's accounts receivable. For the three months ended June 30, 2000 and 2001, two customers and two customers, respectively, represented 35% and 22% of revenues, respectively. At December 31, 2000 and June 30, 2001, one customer and one customer, respectively, represented 21% and 10% of accounts receivable, respectively.

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

    Revenue information for the Company's segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenues:
Dark fiber leases	$813,532	$1,181,843	$1,476,836	$2,292,577
Lit fiber leases	1,496,388	4,695,136	2,496,276	8,221,536
Collocation services	328,743	280,440	602,511	698,778
Other services(1)	203,897	220,329	377,584	559,424

Total revenues	$2,842,560	$6,377,748	$4,953,207	$11,772,315

(1)
Includes amortization of nonrecurring fees for installation and design, engineering and construction services

(10)  Subsequent Event

    In August, the Company signed an agreement with Nortel Networks, Inc. ("Nortel"), one of its primary optical equipment providers, whereby Nortel will refinance the Company's existing obligations to Nortel through the issuance of a promissory note for $46,250,000, which will accrue interest at 15% annually. Interest and principle payments will be made quarterly beginning September 30, 2001. All future purchases from Nortel will be made under normal credit terms.

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

Overview

    We are a holding company whose principal asset is all of the outstanding shares of the capital stock of NEON Optica. NEON Optica, is the wholly owned subsidiary of NEON Communications and acts as the primary operating entity, generating revenue primarily through the leasing of capacity on our network. In addition, under our agreement with Consolidated Edison Communications, Inc. ("CEC") which was consummated on September 14, 2000, NEON Communications will be the holder of indefeasible rights of use in certain fiber optic filaments in the Northeast region, as well as certain interconnections and telecommunications facilities in and around New York City, upon delivery of such assets by CEC pursuant to the terms of their agreement.

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

    The Company owns and operates a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to New York City, and, under our agreement with CEC, which was consummated on September 14, 2000, we are working to expand our network in and around New York City. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in smaller communities along our network's routes.

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

    Our network service revenues include long-term leases of dark fiber and short-term leases of lit fiber at fixed-cost pricing over multi-year terms. Other services revenues include collocation services at our facilities as well as nonrecurring design, engineering, and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and the use of collocation facilities and recognize revenues ratably over the term of the applicable customer agreement. Design, engineering, and construction services revenues are non-refundable and generally recognized ratably over the term of the related network services arrangement (generally ranging from one to twenty years).

    Our costs consist primarily of cost of revenues, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of revenues relates to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales, marketing and operations infrastructure, including personnel, advertising costs and promotional activities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180,000,000 12 3/4% Senior Notes Due 2008 as described in Note 4(a) to the financial statements included in this Quarterly Report.

Results of Operations

    Revenues increased by $3,535,188, or 124%, to $6,377,748 in the quarter ended June 30, 2001, compared to $2,842,560 in the quarter ended June 30, 2000. Revenues in the second quarter of 2001 were generated by recurring lease services of $5,876,979 and other service revenue of $500,769, which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. Revenues increased by $6,819,108, or 138%, to $11,772,315 for the six months ended June 30, 2001, compared to $4,953,207 for the six months ended June 30, 2000. The primary reason for the increase was the growth in demand for our lit services, revenues from which increased by $3,198,748, or 214%, to $4,695,136 in the quarter ended June 30, 2001, compared to $1,496,388 in the quarter ended June 30, 2000. Lit services represented 53% and 74%, respectively, of recurring lease revenues during the quarters ended June 30, 2000 and 2001. Dark services revenue grew by 45% to $1,181,843 in the quarter ended June 30, 2001, compared to $813,532 in the quarter ended June 30, 2000.

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

    Total cost of revenues for the quarter ended June 30, 2001 was $4,285,318, an increase of 68% as compared to the $2,557,998 in the quarter ended June 30, 2000. This increase was primarily due to additional fiber optic facilities leases and increased network surveillance cost, operations and maintenance costs and property taxes resulting from network expansion in our service territory in the Northeast and the Mid-Atlantic regions. Total cost of revenues for the six months ended June 30, 2001 was $8,343,683, an increase of 80% as compared to the $4,642,763 in the six months ended June 30, 2000.

    Selling, general and administrative expenses increased 124% to $6,848,162 for the quarter ended June 30, 2001, compared to $3,054,676 in the quarter ended June 30, 2000, reflecting increased investment in our sales and marketing and operations infrastructure, including personnel, advertising costs and promotional activities, as well as an increase in management and information technology. Selling, general and administrative expenses increased 150% to $13,896,037 for the six months ended June 30, 2001, compared to $5,563,292 in the six months ended June 30, 2000. Our headcount increased by 92% from June 30, 2000 to June 30, 2001, from 98 employees as of June 30, 2000 to 188 employees as of June 30, 2001.

    Depreciation and amortization expense increased 51% to $4,356,750 for the quarter ended June 30, 2001, compared to $2,882,130 for the quarter ended June 30, 2000. Depreciation and amortization expense increased 58% to $8,451,023 for the six months ended June 30, 2001, compared to $5,341,071 for the six months ended June 30, 2000. This increase resulted from increased capital expenditures related to the expansion of our communications network in our Northeast and Mid-Atlantic service areas.

    Interest and other income increased 49% to $2,024,749 for the quarter ended June 30, 2001, compared to $1,358,036 for the quarter ended June 30, 2000. This increase was due primarily to a gain on the sale of fixed assets of approximately $1,515,000. Interest and other income decreased 10% to $2,601,162 for the six months ended June 30, 2001, compared to $2,893,445 for the six months ended June 30, 2000, due to lower cash and investment balances in 2001 compared to 2000.

    Interest expense decreased by seven percent to $4,964,067 in the quarter ended June 30, 2001 from $5,304,200 in the quarter ended June 30, 2000 due to the capitalization of interest on network expansion projects, which increased from the first quarter of 2000 to the first quarter of 2001. Interest expense decreased by five percent to $10,171,845 for the six months ended June 30, 2001 from $10,688,475 for the six months ended June 30, 2000. Interest expense primarily relates to our 12 3/4% Senior Notes Due 2008.

    For the quarter ended June 30, 2001, we recorded a net loss of $12,051,800 compared to a net loss of $9,598,408 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, we recorded a net loss of $26,489,111 compared to $18,388,949 for the six months ended June 30, 2000. The increase in net loss is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

    Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. Capital expenditures during the six months ended June 30, 2000 and 2001 totaled approximately $31,800,000 and $29,500,000, respectively. We expect to continue to have substantial capital requirements in connection with (i) the expansion and improvement of our existing network, (ii) the connection of additional buildings and customers to our network, (iii) the purchase of additional telecommunication equipment, and (iv) additional expenses required to operate and maintain existing facilities.

    We have funded a substantial portion of these expenditures through our public offerings of equity and debt completed on August 5, 1998, which resulted in net proceeds to us of approximately $218,000,000 (after deducting expenses and before deducting $72,000,000 in escrowed funds to cover the first seven semi-annual interest payments on our 12 3/4% Senior Notes due 2008).

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

    Net cash provided by (used in) operating activities was $1,631,227 and $(3,203,284) for the six months ended June 30, 2000 and 2001, respectively. Net cash used in operations for the six months ended June 30, 2001 was due primarily to additional fiber optic facilities leases and other costs of revenues resulting from network expansion in our service territory, as well as an investment in network design, operations and administrative personnel to support our network expansion and the provisioning of our growing sales backlog.

    Cash used in investing activities totaled $5,393,070 and $27,838,086 in the six months ended June 30, 2000 and 2001, respectively. This decrease has been due to the uses of cash described above. Our uses of cash have consisted primarily of payment of the cost of construction and deployment of telecommunications equipment to build and expand our communications network.

    Cash flow (used in) provided by financing activities was $(370,950) and $26,463,485 in the six months ended June 30, 2000 and 2001, respectively. Cash flow from financing activities in the first six months of 2001 was generated from the issuance of $15,000,000 of subordinated convertible notes from us to Northeast Utilities bearing interest at a rate of 18% and due 2008, cash received under our agreements with CEC and Exelon, and the release of the restricted cash placed in escrow in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008. All proceeds from the release of the restricted cash were used to pay our interest payments due under our 12 3/4% Senior Notes Due 2008. Cash flow used in financing activities in the first six months of 2000 related primarily to the payment for optical equipment necessary to expand our communications network.

    We anticipate that we will continue to experience negative cash flow as we expand our network, construct networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and Mid-Atlantic regions. As a result, we intend to use our cash on hand and the remaining net proceeds of our 1998 public offerings, and will have to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity or debt securities if we are to complete our expansion as currently planned. As of June 30, 2001, we had approximately $16,072,000 in unrestricted cash on hand, compared to approximately $20,650,000 in unrestricted cash on hand as of December 31, 2000.

    On June 15, 2001, we closed a financing of $15,000,000 in the form of a subordinated convertible note, which bears interest at 18% ("NU Convertible Note"), with Mode 1 Communications, Inc., a subsidiary of Northeast Utilities ("NU"). The NU Convertible Note will mature on August 15, 2008, and scheduled interest payments will be due semi-annually commencing August 15, 2001. We have the option to pay the interest in cash, common stock at a price per share of $6.00 or an additional convertible note. The NU Convertible Note and accrued interest are convertible at any time into common stock, at NU's option, at a price of $6.00 per common share, which represents 2,500,000 shares, subject to certain anti-dilution provisions.

    On August 10, 2001, we closed a financing of $11,500,000 in the form of a subordinated convertible note, which also bears interest at 18% ("Exelon Convertible Note"), with Exelon Enterprises Management ("Exelon Enterprises"). The Exelon Convertible Note will mature on August 15, 2008, and scheduled interest payments will be due semi-annually commencing August 15, 2001. Exelon Enterprises will have the option to receive the interest in cash, common stock at a price per share of $5.00 or an additional subordinated convertible note. The Exelon Convertible Note is convertible at any time into common stock, at Exelon Enterprises' option, at a price of $5.00 per common share, which represents 2,300,000 shares, subject to certain anti-dilution provisions. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon Enterprises payable in either cash or forgiveness of the indebtedness represented by the note on or before April 15, 2002 in lieu of providing the IRUs, services and other cash proceeds required under its September 2000 agreements with us. As a condition to the financing, the Company agreed to release all restrictions on the common stock issued to Exelon in September 2000. We have evaluated the impact of this transaction on our accounting for the agreements and related issuances of common stock to Exelon in September 2000 and determined that it would result in a one-time, non-cash charge to our consolidated statement of operations of approximately $60,000,000 and a writedown of the subscription receivable upon closing of the transaction. This charge will be reflected in our third quarter financial statements.

    In August, we also signed an agreement with Nortel Networks, Inc., one of our primary optical equipment providers, whereby Nortel will refinance our existing obligations to them through the issuance of a promissory note for $46,250,000, which will accrue interest at 15% annually. Interest and principle payments will be made quarterly beginning September 30, 2001. All future purchases from Nortel will be made under normal credit terms.

    On April 12, 2001, we filed a registration statement with the Securities and Exchange Commission relating to the possible offering from time to time of up to $25,000,000 of our common stock, preferred stock, debt securities or warrants to purchase any of the foregoing. On August 1, 2001, we filed an amendment to this registration statement naming Ramius Securities LLC as underwriter, relating to the sale by us from time to time of shares of common stock that could result in maximum gross proceeds to us of $7,552,998, provided that the number of shares of our common stock to be sold pursuant to this arrangement will not exceed 1,875,000 shares. This registration statement has not yet been declared effective by the Securities and Exchange Commission.

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

New Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. This standard is not expected to impact us upon implementation.

    In July 2001, the FASB issued SFAS no. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the first quarter in the fiscal year ended December 2002. We are currently evaluating the impact that this statement will have on our financial statements.

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

Risk Relating to Our Financial Situation

    We have experienced significant net losses throughout our history, and are currently experiencing cash flow problems. As a result, we may need additional financing in order to fund our operations and carry out our business plan, and if we are unable to obtain this financing, our business may be severely harmed and we may be required to seek protection from our creditors under the federal bankruptcy laws.

    We have incurred cumulative net losses since our inception of approximately $112,800,000. As of June 30, 2001, we had approximately $16,100,000 in unrestricted cash on hand.

    After giving effect to a reduction in capital expenditures, we will have funds sufficient to finance our operations into the second quarter of 2002. If we are unable to obtain additional financing, we may be forced to suspend capital expenditures, downsize our operations and delay our network expansion and customer growth plans. As a result, our rate of revenue growth could cease or slow materially and the fulfillment of our business plan and the date when we might achieve profitability may be substantially delayed.

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

    The telecommunications industry is highly competitive. We face substantial competition from companies with significantly greater financial and other resources whose capacity is interchangeable with the capacity we offer, including incumbent local telephone companies, competitive local telephone companies and major long distance companies. In addition, potential competitors capable of offering services similar to those offered by us include other communications service providers that own and operate their own networks and equipment, including cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks. Three of our principal stockholders, Northeast Utilities, or NU, New England Business Trust (an affiliate of Energy East Corporation) and Consolidated Edison Communications, Inc., each own or have rights, through one or more affiliates, to fibers in the cable that includes a portion of our network, which permits each of them to compete directly with us in the future if they use these fibers for purposes other than their corporate requirements. Our rights-of-way are non-exclusive so that other service providers (including the utilities themselves) could install competing networks using the same rights-of-way.

    Because we offer a relatively narrow range of services in comparison to some of our competitors, we cannot achieve revenues comparable to companies offering a broader array of services and may be at a competitive disadvantage with respect to the services we offer.

    Unlike more diversified telecommunications companies, we derive and expect to continue to derive substantially all of our revenues from the leasing of fiber optic capacity on a wholesale basis to our customers, most of whom are telecommunications companies and Internet service providers serving end-users. The limited nature of our current services could limit our potential revenues and result in our having lower revenues than competitors which provide a wider array of services. While we are currently attempting to expand the breadth of our product offering, we cannot assure you that any new product offerings will achieve market acceptance.

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

Risks Relating to the Expansion and Operation of Our Fiber Optic Network

    The successful, timely and cost-effective expansion of our fiber optic network within the Northeast and Mid-Atlantic regions is crucial to our business plan, and depends upon numerous factors beyond our control.

    Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and Mid-Atlantic regions. Among the major factors that could affect our success are:

  •
  any delay or difficulty experienced by Consolidated Edison Communications in the performance of its obligations under our agreement with them; and
  •
  the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

    Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan. To date, Consolidated Edison Communications has failed to deliver certain network assets in a timely fashion under our original agreement with it.

    The expenditures necessary to sufficiently expand our fiber optic network and develop our services in order to satisfy the current and forecasted demands of our customers may surpass our available cash, and we may be unable to obtain additional capital to develop our services on a timely basis and on acceptable terms.

    Although we have expended significant resources in building our network and the development of our customer base, we will require significant additional cash in order to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. These expenditures for expansion and for more services, together with associated operating expenses, may reduce our cash flow and profitability until we establish an adequate customer base throughout all of our coverage areas. To date, we have expended substantial amounts on construction of our network from the proceeds of our financing activities and, accordingly, we have generated negative cash flow. We may need to obtain additional capital to carry out our planned expansion of our services and to increase our service territory, and we cannot assure you that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

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

    Our rights-of-way agreements with NU, Central Maine Power Company (a subsidiary of Energy East Corporation) and Consolidated Edison Communications, Inc. contain provisions which acknowledge the right of these companies to make the provision of electrical services to their own customers their top priority. These companies are required only to exercise "reasonable care" with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair operation of our network. In addition, some of our ongoing operational efforts are constrained by the limited ability of the utilities to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. We have experienced construction delays in the past as a result of such inability to timely de-energize certain segments and we may experience such delays in the future.

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

    While we generally do not deal directly with end-users of telecommunications and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats certain Internet service providers purchasing telecommunications as end-users. Our revenues from providing telecommunications to end-users, which represent a portion of our revenues, are therefore subject to an assessment of 6.8% for the second and third quarter of 2001. Such assessments vary and may increase from quarter to quarter. If the annual contribution amount would be less than $10,000, we would qualify for a de minimus exemption from contribution to the Fund.

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

    We are highly leveraged. Our high degree of debt, including our $15,000,000 and $11,500,000 18% subordinated convertible notes due August 15, 2008 and NEON Optica's $180,000,000 12 3/4% Senior Notes Due 2008, could have adverse consequences to the holders of NEON Communications' equity securities. Commencing on August 15, 2002, a substantial portion of our cash flow will be dedicated to the payment of the $22,950,000 per annum of interest expense associated with our 12 3/4% Senior Notes Due 2008. Our cash flow may be insufficient to meet our payment obligations on our debt in addition to paying our other obligations as they become due. In addition, due to our leverage ratio, our ability to obtain any necessary financing in the future for completion of our network or other purposes may be impaired. Also, certain of our future borrowings may be at variable rates of interest that could cause us to be vulnerable to increases in interest rates. Because we are highly leveraged, we may be at a competitive disadvantage to our competitors and may be especially vulnerable to a downturn in our business or the economy generally, or to delays in or increases in the costs of operating and constructing our network.

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

    We maintain a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount. Because we have the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be materially affected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities and Use of Proceeds

    On June 15, 2001, we and Mode 1 Communications, Inc., one of our principal stockholders and a subsidiary of Northeast Utilities ("NU"), entered into a purchase agreement pursuant to which NU purchased from us an 18% subordinated convertible note due 2008 in the principal amount of $15,000,000 (the "NU Note"). NU may convert the NU Note at any time into shares of our common stock at a conversion price of $6.00 per share, or 2,500,000 shares, subject to certain anti-dilution provisions. The interest payments under the NU Note may be paid in cash, shares of common stock or additional 18% subordinated convertible notes, at our option. As part of this transaction, we have granted NU certain registration rights with respect to the shares of our common stock issuable upon conversion of the NU Note.

    NU is an accredited investor as defined in Rule 501 of the Securities Act of 1933. The NU Note was issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act of 1933. No underwriters were involved in the foregoing sale of securities.

Item 4.  Submission of Matters to a Vote of Security Holders

    At NEON's 2001 Annual Meeting of Stockholders held on July 31, 2001, the following proposals were adopted by the stockholders of NEON by the votes specified below:

	Proposal	For	Against or Withheld	Abstain
1.	To elect the following nine (9) nominees as directors of NEON: Stephen E. Courter, Victor Colantonio, Katherine E. Dietze, John H. Forsgren, Michael I. German, F. Michael McClain, Donald S. Parker, Peter A. Rust and Gary D. Simon.	15,074,250	152,261	8,073
2.	To ratify the selection of Arthur Andersen LLP as NEON's independent public accountants for the current fiscal year.	15,178,687	49,537	6,360

Item 5.  Other Information

    On August 10, 2001, we and Exelon Enterprises Management, or Exelon Enterprises, one of our principal stockholders, entered into a purchase agreement pursuant to which Exelon Enterprises purchased from us an 18% subordinated convertible note due 2008 in the principal amount of $11,500,000 (the "Exelon Note"). Exelon Enterprises may convert the Exelon Note at any time into common stock of the Registrant at a conversion price of $5.00 per share, or 2,300,000 shares, subject to certain anti-dilution provisions. The interest payments under the Exelon Note may be paid in cash, shares of common stock or an additional convertible note, at the option of Exelon Enterprises. The terms of the Exelon Note and the purchase and sale thereof are more fully set forth in the Subordinated Convertible Note Purchase Agreement attached hereto as Exhibit 10.4 and the form of 18% Subordinated Convertible Note Due 2008 attached hereto as Exhibit 10.5. Pursuant to a Registration Rights Agreement, attached hereto as Exhibit 10.6, we have granted Exelon Enterprises certain registration rights with respect to the shares of our common stock issuable upon conversion of the Exelon Note and the shares of our common stock issued to Exelon in September 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit No.	Description
10.1*	Subordinated Convertible Note Purchase Agreement by and between the Registrant and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, dated as of June 15, 2001
10.2*	Form of 18% Subordinated Convertible Note Due 2008
10.3*	Registration Rights Agreement by and between the Registrant and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, dated as of June 15, 2001
10.4	Subordinated Convertible Note Purchase Agreement by and between the Registrant and Exelon Enterprises Management, dated as of August 10, 2001
10.5	Form of 18% Subordinated Convertible Note Due 2008
10.6	Registration Rights Agreement by and between the Registrant and Exelon Enterprises Management, dated as of August 10, 2001
*
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 24, 2001.

(b)
On July 24, 2001 the Company filed a Current Report on Form 8-K related to the sale of an 18% subordinated convertible note to Mode 1, a subsidiary of Northeast Utilities, in the principal amount of $15,000,000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2001.

NEON COMMUNICATIONS, INC.
By:	/s/ STEPHEN E. COURTER Stephen E. Courter Chairman and Chief Executive Officer NEON Communications, Inc.
By:	/s/ WILLIAM F. FENNELL William F. Fennell Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer) NEON Communications, Inc.

Exhibit Index

Exhibit No.	Description
10.1*	Subordinated Convertible Note Purchase Agreement by and between the Registrant and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, dated as of June 15, 2001
10.2*	Form of 18% Subordinated Convertible Note Due 2008
10.3*	Registration Rights Agreement by and between the Registrant and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, dated as of June 15, 2001
10.4	Subordinated Convertible Note Purchase Agreement by and between the Registrant and Exelon Enterprises Management, dated as of August 10, 2001
10.5	Form of 18% Subordinated Convertible Note Due 2008
10.6	Registration Rights Agreement by and between the Registrant and Exelon Enterprises Management, dated as of August 10, 2001
*
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 24, 2001.

QuickLinks

TABLE OF CONTENTS
NEON COMMUNICATIONS, INC. Condensed Consolidated Balance Sheets (Unaudited)
NEON COMMUNICATIONS, INC. Condensed Consolidated Statements of Operations (Unaudited)
NEON COMMUNICATIONS, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)
NEON COMMUNICATIONS, INC. Notes to Condensed Consolidated Financial Statements June 30, 2001
SIGNATURES
Exhibit Index