Form 10-Q
period 2001-09-30
NEON COMMUNICATIONS INC
filed 2001-11-14
CIK 1116086

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to                to

Commission File Number	Exact Name of Registrant as Specified in Its Charter; State of Incorporation; Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices	IRS Employer Identification Number
000-31531	NEON Communications, Inc. (a Delaware corporation) 2200 West Park Drive Westborough, Massachusetts 01581 (508) 616-7800	04-3523408

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
NEON Communications, Inc.—Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

At November 1, 2001 there were 21,335,061 shares of NEON Communications, Inc. common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEON COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2000	September 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$20,650,158	$10,640,005
Short-term investments	—	2,992,849
Short-term restricted investments	24,452,374	14,092,490
Accounts receivable, net	2,725,732	5,851,060
Prepaid expenses and other current assets	413,764	1,007,196

Total current assets	48,242,028	34,583,600

Property and Equipment, net	161,425,167	185,115,500
Restricted Investments	10,851,258	—
Intangible and Other Assets, net	61,418,238	57,876,569

	$281,936,691	$277,575,669

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$21,559,425	$6,740,174
Accounts payable—Communications network	11,874,368	3,633,766
Accrued expenses	13,526,077	10,793,518
Current portion of long-term obligations	—	20,865,154
Accrued right-of-way fees, related party	679,531	679,531
Deferred revenue	735,105	1,498,578

Total current liabilities	48,374,506	44,210,721

Deferred revenue, net of current portion	3,989,670	14,266,905
Long-term obligations, net of current portion	193,650,642	221,634,237
Contingencies (Note 7)
Stockholders' Equity (Deficit):
Unrestricted Common stock, $0.01 par value—
Authorized—60,000,000 shares; Issued and outstanding—18,753,870 and 19,948,089 shares at December 31, 2000 and September 30, 2001, respectively	187,539	199,481
Restricted common stock (Note 2)	25,804	13,870
Subscription receivable (Note 2)	(167,431,217)	(105,912,780)
Additional paid-in capital	289,445,281	290,317,239
Accumulated deficit	(86,305,534)	(187,154,004)

Total stockholders' equity (deficit)	35,921,873	(2,536,194)

	$281,936,691	$277,575,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues:
Network services	$3,136,374	$6,342,499	$7,109,486	$16,856,612
Other services	544,128	748,263	1,524,223	2,006,465

Total revenues	3,680,502	7,090,762	8,633,709	18,863,077

Expenses:
Cost of revenues	2,745,150	4,143,789	7,387,915	12,487,472
Selling, general and administrative	4,850,600	5,833,388	10,413,889	19,729,425
Writedown of subscription receivable (Note 2)	—	60,000,000	—	60,000,000
Depreciation and amortization	3,078,564	4,984,891	8,419,636	13,435,914

Total expenses	10,674,314	74,962,068	26,221,440	105,652,811

Loss from operations	(6,993,812)	(67,871,306)	(17,587,731)	(86,789,734)

Other Income (Expense):
Interest and other income	1,103,195	533,984	3,996,640	3,135,146
Interest expense	(5,287,652)	(7,022,037)	(15,976,127)	(17,193,882)

Total other expense, net	(4,184,457)	(6,488,053)	(11,979,487)	(14,058,736)

Net Loss	$(11,178,269)	$(74,359,359)	$(29,567,218)	$(100,848,470)

Basic and Diluted Loss per Share	$(0.66)	$(3.83)	$(1.77)	$(5.31)

Basic and Diluted Weighted Average Shares Outstanding	17,056,292	19,434,781	16,729,330	18,981,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2000	2001
Cash Flows from Operating Activities:
Net loss	$(29,567,218)	$(100,848,470)
Adjustments to reconcile net loss to net cash used in operating activities —
Writedown of subscription receivable	—	60,000,000
Depreciation and amortization	8,419,636	13,435,914
Amortization of deferred financing and interest costs	469,983	1,268,998
Gain on sale of property and equipment	—	(1,514,555)
Changes in assets and liabilities—
Accounts receivable	(623,995)	(3,125,328)
Prepaid expenses and other current assets	(431,102)	(593,432)
Accounts payable	(1,461,454)	9,040,997
Accrued expenses	(5,789,342)	(2,732,559)
Deferred revenue	1,426,598	11,040,708

Net cash used in operating activities	(27,556,894)	(14,027,727)

Cash Flows from Investing Activities:
Sales (purchases) of short-term investments, net	66,803,311	(2,992,849)
Proceeds from sale of property and equipment	—	4,000,000
Purchases of property and equipment	(53,577,618)	(35,715,267)
Increase in intangible and other assets	(523,653)	(2,042,288)

Net cash provided by (used in) investing activities	12,702,040	(36,750,404)

Cash Flows from Financing Activities:
(Decrease) increase in accounts payable—communications network	18,869,586	(2,402,317)
Decrease in restricted cash and investments	19,329,789	21,211,142
Proceeds from issuance of convertible debt	—	26,500,000
Payment of long-term obligations	—	(5,781,250)
Proceeds from issuance of common and restricted common stock, net	8,672,561	—
Proceeds from subscription receivable	—	1,518,437
Payment of common stock issuance costs	—	(285,351)
Proceeds from exercise of common stock options	3,533,453	7,317

Net cash provided by financing activities	50,405,389	40,767,978

Net Increase (Decrease) in Cash and Cash Equivalents	35,550,535	(10,010,153)
Cash and Cash Equivalents, beginning of period	4,768,389	20,650,158

Cash and Cash Equivalents, end of period	40,318,924	10,640,005

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for—
Interest	$23,052,502	$24,174,973

Taxes	$—	$231,265

Supplemental Disclosure of Non-Cash Financing Information:
Beneficial conversion in Exelon transaction (Note 4(b))	$—	$1,150,000

Increase (decrease) in subscription receivable	$167,431,217	$(60,000,000)

Issuance of note payable to Nortel Networks (Note 4(c))	$—	$46,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Operations and Reorganization

    NEON Communications, Inc. (the "Company" or "NEON") and its subsidiaries are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks. NEON is a leading provider of advanced optical networking solutions and services in the Northeast and Mid-Atlantic regions of the United States.

    To date, the Company has recorded revenues principally from network transport and related services contracts and has incurred cumulative operating losses of approximately $187,200,000, including the effect of a one-time non-cash charge of $60,000,000 described in Note 2. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services, the increasing demands placed on equipment in worldwide telecommunications networks and the demand for telecommunications capacity compared to the supply currently available.

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

(2) Network Connectivity Purchases in Exchange for Stock

    On September 14, 2000, the Company closed an agreement with Consolidated Edison Communications, Inc. ("CEC") under which CEC agreed to grant the Company an indefeasible right to use ("IRU") fiber optic facilities on the CEC network to provide network transport and carrier services in its service area, which includes New York City and Westchester County, New York. At the same time, CEC also agreed to provide connectivity from NEON's backbone system to its local distribution facilities in its service area. This communications network will operate under the NEON brand, expanding NEON's network into and around New York. The term of the IRU granted under the CEC agreement is for no less than 25 years. In addition to the IRUs and intangible assets, CEC has also agreed to contribute to the Company cash totaling $11,300,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence ("POP") and the related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. As part of the agreement, the Company has issued 2,476,735 shares of common stock to CEC, of which 56% was restricted as of September 30, 2001, with such restrictions to lapse incrementally upon the completion of certain milestones over the terms of the agreement, as detailed in the contract with CEC. This transaction resulted in CEC owning approximately 10.5% of NEON's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon Enterprises Management, Inc. ("Exelon"), and a subsidiary of Northeast Utilities, CEC has nominated a member of the Company's Board of Directors. In connection with this transaction, the Company has recorded a subscription receivable on the accompanying consolidated balance sheet for the value of these assets, based upon an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under this agreement. As network assets are received under this agreement, the related subscription receivable amount will be transferred to fixed and intangible assets. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRU granted under this agreement.

    On September 14, 2000, the Company also closed a similar agreement with Exelon. Under the initial agreement with Exelon, the Company issued 2,131,143 shares of common and restricted common stock to Exelon, which resulted in Exelon owning approximately 9.1% of NEON's fully diluted common stock, and received cash totaling approximately $3,300,000 from Exelon. Exelon also entered into a stockholders' agreement among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, whereby Exelon has nominated a member of the Company's Board of Directors. On August 10, 2001, the Company closed financing of $11,500,000 in the form of an 18% subordinated convertible note ("Exelon Convertible Note") with Exelon (see Note 4(b)) and modified the September 2000 agreement. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon, payable either in cash or forgiveness of indebtedness represented by the Exelon Convertible Note on or before April 2002 in lieu of providing the IRU, services and other cash proceeds required under the September 2000 agreement with Exelon. Pursuant to the Exelon Convertible Note purchase agreement, all restrictions on the common stock issued to Exelon in September 2000 were released. In connection with the September 2000 agreement, the Company recorded a subscription receivable on the accompanying consolidated balance sheet for the value of the assets, as determined based on an independent appraisal of the value of the tangible and intangible assets to be received. Upon closing the Exelon Convertible Note, the Company recorded a one-time, non-cash charge to operations of $60,000,000 to writedown the subscription receivable related to the Exelon transaction.

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

(b) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-K.

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

(d) Revenue Recognition

    The services the Company provides include short-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) and longer-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue (see Note 3(e)). The Company also leases space to customers at its collocation facilities. Other service revenues includes these collocation service revenues as well as revenues from nonrecurring installation charges and design, engineering and construction services.

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

(g) Loss per Share

    In accordance with SFAS No. 128, Earnings per Share, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share in the three and nine months ended September 30, 2001 excludes 1,386,972 shares of restricted common stock and 2,671,075 and 2,562,600 shares issuable from the assumed exercise of stock options, respectively, as their effect would be antidilutive. Diluted net loss per share in the three and nine months ended September 30, 2000 excludes 2,580,412 shares of restricted stock and 1,342,740 and 1,417,705 shares issuable from the assumed exercise of stock options, respectively, as their effect would be antidilutive.

(h) Reclassifications

    Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

    In July 2001, the FASB issued SFAS no. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired, and is effective for the Company for the first quarter in the fiscal year ended December 2002. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. As of September 30, 2001, the Company had approximately $43,100,000 of goodwill and other intangible assets as well as a subscription receivable for $29,600,000 of additional goodwill and other intangible assets related to its transaction with CEC (see Note 2). Management is currently evaluating the impact that this statement will have on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

(4) Long-Term Obligations

(a) 12 3/4% Senior Notes

    In August 1998, NEON Optica sold $180,000,000 of 12 3/4% Senior Notes due 2008 ("Senior Notes") to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the sale of the Senior Notes, NEON Optica purchased approximately $72,000,000 in U.S. Government obligations with an average maturity of 645 days to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of NEON Optica at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

Period	Redemption Price
2003	106.375%
2004	104.250
2005	102.125
Thereafter	100.000

    In the event of a change in control, as defined, each holder of the Senior Notes will be entitled to require NEON Optica to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank pari passu in right of payment with all existing and future indebtedness of NEON Optica that is not subordinated by its terms in right of payment and priority to the Senior Notes and is senior in right-of-payment to all future subordinated indebtedness of NEON Optica.

    The Senior Notes are thinly traded and are currently trading substantially below their face amount. As of September 30, 2001, the fair value of the Senior Notes was $50,400,000, based on the market price on that date.

    In connection with this financing, NEON Optica incurred approximately $6,300,000 of issuance costs. These costs have been classified as deferred financing costs in the accompanying consolidated balance sheet and are being amortized, as additional interest expense, over the term of the Senior Notes.

(b) 18% Subordinated Convertible Notes

    On June 15, 2001, the Company closed financing of $15,000,000 in the form of an 18% subordinated convertible note ("NU Convertible Note") with Mode 1 Communications, Inc., a subsidiary of Northeast Utilities ("NU"). The NU Convertible Note matures on August 15, 2008, and scheduled interest payments are due semi-annually commencing August 15, 2001. The Company has the option to pay the interest in cash, common stock at a price per share of $6.00 or an additional convertible note. The NU Convertible Note and accrued interest are convertible at any time into common stock, at NU's option, at a price of $6.00 per common share, which represents 2,500,000 shares, subject to certain anti-dilution provisions.

    As discussed in Note 2, on August 10, 2001, the Company closed financing of $11,500,000 in the form of an 18% subordinated convertible note with Exelon. The Exelon Convertible Note matures on August 15, 2008, and scheduled interest payments are due semi-annually commencing August 15, 2001. Exelon has the option to receive the interest in cash or common stock at a price per share of $5.00 or an additional subordinated convertible note. The Exelon Convertible Note and accrued interest are convertible at any time into common stock, at Exelon's option, at a price of $5.00 per share, which represents 2,300,000 shares of common stock, subject to certain anti-dilution provisions. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon payable in either cash or forgiveness of the indebtedness represented by the note on or before April 15, 2002. The fair value of the Company's stock on the date the original commitment by Exelon was executed was $5.50 per share. Therefore, the Company has recorded as deferred financing fees the difference between the conversion price and the fair value of the stock, totaling $1,150,000. This non-cash amount will be amortized as interest expense over the term of the Exelon Convertible Note.

(c) Nortel 15% Note

    In August 2001, NEON Optica completed an agreement with Nortel Networks, Inc. ("Nortel"), one of its primary optical equipment providers, whereby NEON Optica refinanced its existing obligations to Nortel through the issuance of a 15% promissory note for $46,250,000. Interest and principle payments are due quarterly beginning September 30, 2001 through June 30, 2003.

(5) Preferred Stock

    The Company's Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At September 30, 2001, no such shares are issued and outstanding.

(6) Sale of IRU to CEC

    In January 2001, the Company entered into an agreement with CEC in which the Company granted CEC a 20-year IRU in certain fibers and a 36-month lease of certain other fibers along a route segment between White Plains, NY and New York City. The 36-month lease will convert into a 17-year IRU at the end of the lease period upon a one-time payment of $1.00. The agreement provides for an up-front payment from CEC of $4,000,000 and an additional $3,172,000 payable monthly over the 36-month lease period. A portion of the fibers provided to CEC will be included in the IRU granted from CEC to the Company under the September 2000 transaction (see Note 2). The Company provided the fiber under this agreement to CEC in May, 2001. The Company has accounted for this transaction as a fixed asset sale and sales-type lease and has recorded a gain in the second quarter of 2001 of approximately $1,515,000, which is included in other income in the consolidated statement of operations.

(7) Contingencies

    On August 16, 2001, NEON Optica, Inc. filed a lawsuit against Fiber Optek Interconnect Corp. ("Fiber Optek") and its two principals, Michael S. Pascazi and Frank Zarzeka, in the Southern District of New York. The Company is seeking a judgment that the Company's termination of its construction contract with Fiber Optek was proper and is seeking damages based on breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement and breach of express warranty in connection with Fiber Optek's defective and poor quality work, delay, failure to cooperate, false billing practices, business slander and abuse of process in connection with Fiber Optek's publication of defamatory press releases and its filing of mechanics liens against NEON under false pretenses. On September 24, 2001, Fiber Optek filed an answer and 58 counterclaims against NEON. The counterclaims seek judgment that various liens filed by Fiber Optek against NEON are valid and seek damages including lost profits and interest for alleged breaches of contract by NEON. On October 16, 2001, Fiber Optek amended their counterclaim alleging that they were terminated without cause. NEON filed an answer to the Amended Counterclaims on October 24, 2001. The case is currently pending. There can be no assurance that NEON will prevail in its lawsuit or successfully defend itself against the counterclaim made by Fiber Optek, and the effects of this litigation may be material to NEON's financial statements.

    Certain other claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

(8) Concentration of Credit Risk and Significant Customers

    SFAS No. 105, Disclosure Of Information About Financial Instruments With Off Balance Sheet Risk and Financial Instruments With Concentration Of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, management believes there is no additional credit risk inherent in the Company's accounts receivable. For the three months ended September 30, 2000 and 2001, two customers and one customer, respectively, represented 27% and 13%, respectively, of the Company's revenues. At December 31, 2000 and September 30, 2001, one customer and two customers, respectively, represented 21% and 46%, respectively, of the Company's accounts receivable.

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

    Revenue information for the Company's segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues:
Lit fiber leases	$2,286,504	$5,092,857	$4,782,780	$13,314,393
Dark fiber leases	849,870	1,249,642	2,326,706	3,542,219
Collocation services	386,245	293,489	988,756	992,267
Other services(1)	157,883	454,774	535,467	1,014,198

Total revenues	$3,680,502	$7,090,762	$8,633,709	$18,863,077

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

Overview

    We are a holding company whose principal asset is all of the outstanding shares of the capital stock of NEON Optica. NEON Optica is a wholly owned subsidiary of NEON Communications and acts as the primary operating entity, generating revenue primarily through the leasing of capacity on our network. In addition, under our agreement with Consolidated Edison Communications, Inc. ("CEC") which was consummated on September 14, 2000, NEON Communications is expected to become the holder of indefeasible rights of use ("IRUs") in certain fiber optic filaments in the Northeast region, as well as certain interconnections and telecommunications facilities in and around New York City, upon delivery of such assets by CEC pursuant to the terms of their agreement.

    The Company owns and operates a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to Washington, D.C. Under our agreement with CEC, which was consummated on September 14, 2000, we are working to further expand our network in and around New York City. We also intend to further expand our network capillarity south of New York City in the future. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in smaller communities along our network's routes.

    To date we have experienced net losses and negative cash flow from operating activities. From our inception to present, our principal activities included building our network, developing our business plans, hiring management and other key personnel and negotiating and executing customer contracts. We expect to continue to generate net losses and negative cash flow for the foreseeable future as we expand our operations. See "Liquidity and Capital Resources".

    Our network service revenues include short-term leases of lit fiber and longer-term leases of dark fiber at fixed-cost pricing over multi-year terms. Other services revenues include collocation services at our facilities as well as nonrecurring design, engineering, and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and the use of collocation facilities and recognize revenues ratably over the term of the applicable customer agreement. Design, engineering, and construction services revenues are non-refundable and generally recognized ratably over the term of the related network services arrangement (generally ranging from one to twenty years).

    Our costs consist primarily of cost of revenues, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of revenues relates to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales, marketing and operations infrastructure, including personnel, advertising and promotions, office facilities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180,000,000 12 3/4% Senior Notes Due 2008 issued by NEON Optica, subordinated convertible notes payable to Northeast Utilities and Exelon, and promissory note payable to Nortel Networks, as described in Note 4 to the financial statements included in this Quarterly Report.

Results Of Operations

    Revenues increased by $3,410,260, or 93%, to $7,090,762 in the quarter ended September 30, 2001, compared to $3,680,502 in the quarter ended September 30, 2000. Revenues in the third quarter of 2001 were generated by recurring lease services of $6,342,499 and other service revenues of $748,263, which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. Revenues increased by $10,229,368, or 118%, to $18,863,077 for the nine months ended September 30, 2001, compared to $8,633,709 for the nine months ended September 30, 2000. The primary reason for the increase was the growth in booking and provisioning of customer orders for additional network services. The largest area of growth was lit services, revenues from which increased by $2,806,353, or 123%, to $5,092,857 in the quarter ended September 30, 2001, compared to $2,286,504 in the quarter ended September 30, 2000. Lit services represented 73% and 80%, respectively, of recurring lease revenues during the quarters ended September 30, 2000 and September 30, 2001. Dark services revenue grew by 47% to $1,249,642 in the quarter ended September 30, 2001, compared to $849,870 in the quarter ended September 30, 2000.

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

    Cost of revenues totaled $4,143,789 during the quarter ended September 30, 2001, an increase of 51% as compared to the $2,745,150 in the quarter ended September 30, 2000. Cost of revenues for the nine months ended September 30, 2001 was $12,487,472, an increase of 69% as compared to the $7,387,915 in the nine months ended September 30, 2000. The increase in cost of revenues reflects our overall growth in business volume during 2001. As a percentage of revenues, cost of revenues decreased to 58% for the quarter ended September 30, 2001, compared to 75% for the comparable period in 2000. As a percentage of revenues, cost of revenues decreased to 66% for the nine months ended September 30, 2001, compared to 86% for the comparable period in 2000. These improvements in cost of revenues as a percentage of revenues reflect the Company's revenue growth and improving network utilization.

    Selling, general and administrative ("SG&A") expenses increased 20% to $5,833,388 for the quarter ended September 30, 2001, including the effect of a one-time charge of $298,402 related to staff reductions announced in August 2001, compared to $4,850,600 in the quarter ended September 30, 2000. SG&A expenses increased 89% to $19,729,425 for the nine months ended September 30, 2001, compared to $10,413,889 in the nine months ended September 30, 2000. The increased SG&A expenses reflect the overall growth in our business volume during the period. As a percentage of revenues, SG&A expenses decreased to 82% for the quarter ended September 30, 2001 compared to 132% for the same period in 2000. As a percentage of revenues, SG&A expenses decreased to 105% for the nine months ended September 30, 2001 compared to 121% for the same period in 2000. These improvements in SG&A expenses as a percentage of revenues reflect the Company's focus on operating efficiencies and overall cost management.

    Depreciation and amortization expense increased 62% to $4,984,891 for the quarter ended September 30, 2001, compared to $3,078,564 for the quarter ended September 30, 2000. Depreciation and amortization expense increased 60% to $13,435,914 for the nine months ended September 30, 2001, compared to $8,419,636 for the nine months ended September 30, 2000. These increases reflect the expansion of our communications network in our Northeast and Mid-Atlantic service areas.

    Interest and other income decreased 52% to $533,984 for the quarter ended September 30, 2001, compared to $1,103,195 for the quarter ended September 30, 2000. Interest and other income decreased 22% to $3,135,146 for the nine months ended September 30, 2001, compared to $3,996,640 for the nine months ended September 30, 2000. These decreases reflect the effect of lower cash and investment balances in 2001 compared to 2000.

    Interest expense increased by 33% to $7,022,037 in the quarter ended September 30, 2001 from $5,287,652 in the quarter ended September 30, 2000. Interest expense increased by 8% to $17,193,882 for the nine months ended September 30, 2001 from $15,976,127 for the nine months ended September 30, 2000. Interest expense primarily relates to our 12 3/4% Senior Notes Due 2008, 18% subordinated convertible notes and 15% note payable to Nortel Networks. The increase in interest expense during the periods is a result of interest on the convertible notes and the note payable to Nortel Networks, all of which were issued during 2001.

    For the quarter ended September 30, 2001, we recorded a net loss for the three and nine months ended September 30, 2001 of $74,359,359 and $100,848,470, respectively, including the effect of a one-time, non-cash charge in the third quarter of $60,000,000 to writedown our subscription receivable from Exelon upon the closing of our financing arrangement with them, as discussed more fully in Note 2 to the financial statements included in this Quarterly Report. These results are compared to our net loss for the three and nine months ended September 30, 2000 of $11,178,269 and $29,567,218, respectively. The increase in net loss is primarily attributable to the one-time $60,000,000 non-cash charge and the other factors discussed above.

Liquidity and Capital Resources

    Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. Capital expenditures during the nine months ended September 30, 2000 and 2001 totaled approximately $53,600,000 and $35,700,000, respectively. We expect to continue to have substantial capital requirements in connection with (i) the expansion and improvement of our existing network, (ii) the connection of additional buildings and customers to our network, (iii) the purchase of additional telecommunications equipment, and (iv) additional expenses required to operate and maintain existing facilities.

    We have funded a substantial portion of these expenditures through our public offerings of equity and debt completed on August 5, 1998, which resulted in net proceeds to us of approximately $218,000,000 (after deducting expenses and before deducting $72,000,000 in escrowed funds to cover the first seven semi-annual interest payments on our 12 3/4% Senior Notes due 2008), as well as additional convertible debt issuances totaling $26,500,000 in 2001 and vendor financing provided by Nortel Networks.

    The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before we can connect revenue-generating customers. Although we expect to focus our capital spending primarily on construction and deployment of the network to support customer demands, we expect to continue to experience negative cash flow after investing activities for the foreseeable future. Accordingly, unless we seek and are able to obtain additional capital, our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated.

    Net cash used in operating activities was $27,556,894 and $14,027,727 for the nine months ended September 30, 2000 and 2001, respectively. Net cash used in operations for the nine months ended September 30, 2001 decreased compared to the nine months ended September 30, 2000 as a result of business volume growing at a greater rate than operating costs due to improved network utilization and cost management, as well as a greater focus on up-front payments from customers, as reflected by the growth in our deferred revenues.

    Cash provided by (used in) investing activities totaled $12,702,040 and $(36,750,404) for the nine months ended September 30, 2000 and 2001, respectively. Cash flows from investing activities for the nine months ended September 30, 2000 reflect the impact of funds generated from the sale of marketable securities purchased in prior years. Our capital expenditures year over year have been decreasing significantly as we transition from being a network builder to a network solutions provider, utilizing the network we already have in place to provide optical solutions to customers. Our capital expenditures have consisted primarily of construction and deployment of telecommunications equipment to build and expand our communications network in the Northeast and Mid-Atlantic regions to support customer demands.

    Cash flow provided by financing activities totaled $50,405,389 and $40,767,978 for the nine months ended September 30, 2000 and 2001, respectively. Cash flow from financing activities in the first nine months of 2001 was generated from the issuance of $26,500,000 of subordinated convertible notes payable to Northeast Utilities and Exelon bearing interest at a rate of 18% and due 2008, cash received under our agreements with CEC and Exelon, and the release of the restricted cash placed in escrow in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008. All proceeds from the release of the restricted cash were used to pay our interest payments due under our 12 3/4% Senior Notes Due 2008. Cash flows from financing activities decreased in 2001 as compared to 2000 due to the timing of payments due on our optical equipment purchases as well as fewer exercises of stock options.

    We anticipate that we will continue to experience negative cash flow as we expand our network, deploy telecommunications electronic equipment and market our services to an expanding customer base, even as we focus on more customer-financed expansion activities. Cash provided by operations will not be sufficient to fund operations and the expansion and development of our system in the Northeast and Mid-Atlantic regions. As a result, we will require additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity or debt securities if we are to complete our expansion as currently planned. As of September 30, 2001, we had approximately $13,600,000 in unrestricted cash, cash equivalents, and short-term investments, compared to approximately $20,650,000 as of December 31, 2000.

    On April 12, 2001, we filed a registration statement with the Securities and Exchange Commission relating to the possible offering from time to time of up to $25,000,000 of our common stock, preferred stock, debt securities or warrants to purchase any of the foregoing. On October 9, 2001, we filed an amendment to this registration statement naming Ramius Securities LLC as an underwriter in connection with the sale by us from time to time of shares of our common stock that could result in maximum gross proceeds to us of $7,552,998 under an equity line of credit, provided that the number of shares of our common stock to be sold pursuant to this arrangement will not exceed 1,875,000 shares without approval by our board of directors. This registration statement has not yet been declared effective by the Securities and Exchange Commission, and no securities may be sold under it until it has been declared effective.

    Based on anticipated continued improvement in our results from operations, our ability to manage capital expenditures and our available cash and other sources of funding, we expect to have funds sufficient to finance our operations into the second quarter of 2002, at which time we will require additional financing. We expect that it will be difficult to obtain additional financing on acceptable terms, especially given current economic conditions, and we cannot assure you that we will be successful in doing so.

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

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the impact that this statement will have on our financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that this statement will have on our financial statements.

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

    We have incurred cumulative net losses since our inception of approximately $187,200,000, including a one-time non-cash charge of $60,000,000 recorded in the third quarter of 2001. As of September 30, 2001, we had approximately $13,600,000 in unrestricted cash, cash equivalents, and short-term investments.

    Based on anticipated continued improvement in our results from operations, our ability to manage capital expenditures and our available cash and other sources of funding, we expect to have funds sufficient to finance our operations into the second quarter of 2002, at which time we will require additional financing. We expect that it will be difficult to obtain additional financing on acceptable terms, especially given current economic conditions, and we cannot assure you that we will be successful in doing so. If we are unable to obtain additional financing, we may be forced to suspend capital expenditures, downsize our operations and delay our network expansion and customer growth plans. As a result, our rate of revenue growth could cease or slow materially and the fulfillment of our business plan and the date when we might achieve profitability may be substantially delayed.

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

    In the future, we may become subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecommunications Act of 1996. The introduction of new services and products or the emergence of new technologies may change the cost or increase the supply of services and products similar to those that we provide. We cannot predict which of many possible future product and service offerings will be crucial to maintain our competitive position or what expenditures will be required to develop profitably and provide such products and services. Prices for our services to carriers specifically, and interstate services in general, may decline over the next several years due primarily to price competition to the extent that network providers continue to install networks that compete with our network. We also believe that there will be technological advances that will permit substantial increases in the transmission capacity of both new and existing fiber.

    A limited number of customers has accounted for a significant percentage of our revenues.

    Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, three customers accounted for 18%, 16% and 13% of revenues, respectively. In 2000, two customers accounted for 16% and 10% of revenues, respectively. For the three months ended September 30, 2000 and 2001, two customers and one customer, respectively, represented 27% and 13%, respectively, of the our revenues. At December 31, 2000 and September 30, 2001, one customer and two customers, respectively, represented 21% and 46%, respectively, of the our accounts receivable. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a relatively small number of customers.

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

    Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and Mid-Atlantic regions. Among the major factors that could affect our success are:

  •
  any delay or difficulty experienced by Consolidated Edison Communications in the performance of its obligations under our agreement with it; and

  •
  the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

    Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan. To date, Consolidated Edison Communications has failed to deliver certain network assets in a timely fashion under our original agreements with them. Furthermore, the September 11, 2001 terrorist attacks on the World Trade Center buildings in New York City resulted in massive damage to the utility infrastructure in southern Manhattan. As a result, we expect that Consolidated Edison will be required to divert resources from the construction of Consolidated Edison Communication's network in New York City to the repair and reconstruction of the utility infrastructure in the vicinity of the disaster site. The construction of Consolidated Edison Communication's network has already been substantially delayed, and any further delay could harm our business.

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

    We do not believe that we are currently a "common carrier," but that status could change based on differing interpretations of current regulations, regulatory changes and changes in the way we conduct our business. If we become regulated as a common carrier by the FCC, we would have to publicize the rates for our services and submit other reports, and would be required to contribute to federal funds including, but not limited to, those established for Telecommunications Relay Services, for the management of the North American Numbering Plan and for Local Number Portability. These regulatory requirements could impose substantial burdens on us.

    The Communications Act of 1996 requires incumbent local telephone companies to provide elements of their networks to competitors on an unbundled basis. In a recent decision, the FCC determined that dark fiber is a network element that incumbent local telephone companies must provide to others. The availability of this alternative source of supply may increase competition among providers of dark fiber services and could decrease the demand for our dark fiber.

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

    We are highly leveraged. Our high degree of debt includes:

  •
  our $15,000,000 and $11,500,000 18% subordinated convertible notes due August 15, 2008 held by Mode 1 Communications, Inc., a subsidiary of Northeast Utilities referred to as Mode 1, and Exelon, respectively;

  •
  NEON Optica's $180,000,000 12 3/4% Senior Notes Due 2008 and

  •
  NEON Optica's $46,250,000 15% note due 2003 issued to Nortel Networks, Inc.

    Our high degree of debt could have adverse consequences to the holders of NEON Communications' equity securities or NEON Optica's debt securities. A substantial portion of our cash flow will be dedicated to the payment of interest associated with our debt, and such cash flow may be insufficient to meet our payment obligations on our debt in addition to paying other obligations as they become due. In addition, due to our leverage ratio, our ability to obtain any necessary financing in the future for completion of our network or other purposes may be impaired. Also, certain of our future borrowings may be at variable rates of interest that could cause us to be vulnerable to increases in interest rates. Because we are highly leveraged, we may be at a competitive disadvantage to our competitors and may be especially vulnerable to a downturn in our business or the economy generally, or to delays in or increases in the costs of operating and constructing our network.

    In connection with NEON Optica's substantial public debt and our high degree of debt, we and NEON Optica have agreed to significant restrictions on our operations that limit our ability to enter into major corporate transactions, and as a result we may be unable to pursue potential corporate opportunities which would benefit us and our stockholders.

    The indenture under which NEON Optica's debt was issued imposes significant operating and financing restrictions on us and our present and future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends and make other restricted payments, create liens, issue and sell capital stock of subsidiaries, guarantee indebtedness, sell assets or consolidate, merge or transfer all or substantially all of our assets. Furthermore, our agreements with Exelon and Mode 1 limit our ability to incur additional indebtedness. These limitations could prevent us from exploiting corporate opportunities as they arise, which could be detrimental to the interests of our stockholders.

    Our public debt is thinly traded and is currently trading substantially below its face amount. As a result, we may, from time to time, pursue alternatives to purchase or exchange this debt in order to reduce future cash interest and principal payments.

    We are aware that our 12 3/4% Senior Notes due 2008 issued by NEON Optica are thinly traded and are currently trading substantially below their face amount. In order to reduce future cash interest payments, as well as future amounts due at maturity, the Company may, from time to time, purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market or privately negotiated transactions, subject to any applicable restrictions set forth in the indenture relating to the Senior Notes. We will evaluate any such transactions in light of then existing market conditions, taking into account our present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to market risk related to changes in interest rates, but do not believe that this exposure is material. We do not use derivative financial instruments for speculative or trading purposes.

    We maintain a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than three months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount. Because we have the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be materially affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On August 16, 2001, NEON Optica, Inc. filed a lawsuit against Fiber Optek Interconnect Corp. ("Fiber Optek") and its two principals, Michael S. Pascazi and Frank Zarzeka, in the Southern District of New York. We are seeking a judgment that our termination of our construction contract with Fiber Optek was proper and are seeking damages based on breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement and breach of express warranty in connection with Fiber Optek's defective and poor quality work, delay, failure to cooperate, false billing practices, business slander and abuse of process in connection with Fiber Optek's publication of defamatory press releases and its filing of mechanics liens against us under false pretenses. On September 24, 2001, Fiber Optek filed an answer and 58 counterclaims against NEON Optica. The counterclaims seek judgment that various liens filed by Fiber Optek against us are valid and seek damages including lost profits and interest for alleged breaches of contract by us. On October 16, 2001, Fiber Optek amended their counterclaim alleging that they were terminated without cause. We filed an answer to the Amended Counterclaims on October 24, 2001. The case is currently pending. We cannot assure you that we will prevail in our lawsuit or successfully defend ourselves against the counterclaim made by Fiber Optek, and the effects of this litigation may be material to our financial statements.

    Certain other claims arising in the ordinary course of business are pending against us. In the opinion of management, these claims are not expected to have a material effect on operations.

Item 2. Changes in Securities and Use of Proceeds

    On August 10, 2001, we and Exelon Enterprises Management, Inc., or Exelon, one of our principal stockholders, entered into a purchase agreement pursuant to which Exelon purchased from us an 18% subordinated convertible note due 2008 in the principal amount of $11,500,000 (the "Note"). Exelon may convert the Note at any time into common stock of the Registrant at a conversion price of $5.00 per share, or 2,300,000 shares, subject to certain anti-dilution provisions. The interest payments under the Note may be paid in cash or shares of common stock, at the option of Exelon. The terms of the Note and the purchase and sale thereof are more fully set forth in the Subordinated Convertible Note Purchase Agreement and the form of 18% Subordinated Convertible Note Due 2008. Pursuant to a Registration Rights Agreement, we have granted Exelon certain registration rights with respect to the shares of our common stock issuable upon conversion of the Note.

    Exelon is an accredited investor as defined in Rule 501 of the Securities Act of 1933. The Note was issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act of 1933. No underwriters were involved in the foregoing sale of securities.

Item 4. Submission of Matters to a Vote of Security Holders

    Reference is made to the information set forth under Item 4 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.02 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-38600)
10.1	Subordinated Convertible Note Purchase Agreement by and between the Registrant and Exelon Enterprises Management, Inc., dated as of August 10, 2001
10.2	Registration Rights Agreement dated August 10, 2001 between the Registrant and Exelon Enterprises Management, Inc., incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
10.3	Amended and Restated Registration Rights Agreement dated August 10, 2001 among the Registrant, Consolidated Edison Communications, Inc. and Exelon Enterprises Management, Inc., incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
10.4	18% Subordinated Convertible Note Due 2008 dated August 10, 2001 issued to Exelon Enterprises Management, Inc., incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
10.5	Note dated August 14, 2001 issued to Nortel Networks, Inc. by NEON Optica
(b)
On July 24, 2001 the Company filed a Current Report on Form 8-K related to the sale of the 18% subordinated convertible note to Mode 1, a subsidiary of Northeast Utilities, in the principal amount of $15,000,000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2001.

NEON COMMUNICATIONS, INC.
By:	/s/ STEPHEN E. COURTER Stephen E. Courter Chairman and Chief Executive Officer NEON Communications, Inc.
By:	/s/ WILLIAM A. MARSHALL William A. Marshall Chief Financial Officer and Treasurer (Principal Financial Officer) NEON Communications, Inc.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.02 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-38600)
10.1	Subordinated Convertible Note Purchase Agreement by and between the Registrant and Exelon Enterprises Management, Inc., dated as of August 10, 2001
10.2	Registration Rights Agreement dated August 10, 2001 between the Registrant and Exelon Enterprises Management, Inc., incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
10.3	Amended and Restated Registration Rights Agreement dated August 10, 2001 among the Registrant, Consolidated Edison Communications, Inc. and Exelon Enterprises Management, Inc., incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
10.4	18% Subordinated Convertible Note Due 2008 dated August 10, 2001 issued to Exelon Enterprises Management, Inc., incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-70064)
10.5	Note dated August 14, 2001 issued to Nortel Networks, Inc. by NEON Optica