Form 10-K
period 2001-12-31
NEON COMMUNICATIONS INC
filed 2002-04-16
CIK 1116086

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .
Commission File Number	Exact Name of Registrants as Specified in Their Charters; States of
Incorporation; Addresses, Including Zip Code, and Telephone Numbers,
Including Area Code, of Registrants' Principal Executive Offices
IRS Employer Identification Number
000-31531	NEON Communications, Inc. (a Delaware corporation) 2200 West Park Drive Westborough, Massachusetts 01581 (508) 616-7800	04-3523408

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
NEON Communications, Inc.—Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. No ☐

        At March 1, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,910,214.

        At March 1, 2002 there were 21,335,061 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from a definitive Proxy Statement expected to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2001.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        This report includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this prospectus regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and if we do not complete a restructuring of our debt (as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), we will not. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

  •
  our need to restructure our outstanding debt;

  •
  our existing defaults under certain of our indebtedness, and the ability of the holders of that debt to accelerate such indebtedness;

  •
  our need for additional financing;

  •
  our history of significant net losses and expectation of future losses;

  •
  the cost, funding and timing of our network expansion;

  •
  our dependence on a relatively small number of customers, the financial instability of some of our customers and difficulties in obtaining new customers;

  •
  service disruptions on our network;

  •
  government regulation;

  •
  disputes regarding or loss of rights-of-way through which our network runs;

  •
  negative economic and financial market conditions; and

  •
  financial uncertainty within the telecommunications industry.

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

General

        We own and operate a technologically advanced, high-bandwidth fiber optic network, consisting of approximately 2,000 route miles and over 100,000 fiber miles. Our network extends from Portland, Maine to Washington, D.C. and includes metro and intercity coverage as well as collocation space in a number of Tier 1, Tier 2 and Tier 3 markets in the Northeast.

        We have deployed a portion of our network using electric utility rights-of-way, which we believe provide a competitive advantage compared to alternative rights-of-way in our territory, such as railbeds and highways. Our utilization of electric utility rights-of-way allows us to provide alternative routes to our customers which, when combined with their existing routes over more conventional rights-of-way, provide reliable redundant routes that do not share common points of failure with the other conventional routes. These utility rights-of-way also enable us to provide more direct connections to our customers.

        We connect our carrier customers to our network's backbone through carrier hotels, NEON points of presence, central offices or by building connections to our customers' facilities. We offer our customers the following services:

  •
  Transport.    Lit fiber services that offer fixed, high-bandwidth amounts of physically diverse SONET point-to-point long-haul or local access transport capacity at fixed-cost pricing that is based on the individual customer's needs.

  •
  Lambda Managed Wavelength Services.    Flexible and scalable high-capacity transport solutions with the benefits of competitive costs, improved speed to market and enhanced network control.

  •
  Access.    Connections to major tandem and central office locations providing connectivity to Tier 1, Tier 2 and Tier 3 markets in the Northeast and Mid-Atlantic regions, which include five of the top ten communications markets in the United States.

  •
  Dark Fiber.    Fiber strands contained within a fiber optic cable which has been laid but does not include optical transmission equipment.

  •
  Collocation.    Facilities which offer carrier-class conditioned and power-ready space, racks and cabinets for customers to deploy their electrical and optical equipment to connect to our network for the term of the collocation contract (which generally ranges from one to five years).

  •
  SONET Virtual Private Network Services.    High-bandwidth, virtual SONET ring connecting a predetermined set of locations to a central hub. Any combination of lower bandwidth SONET connections can be quickly provisioned on the SONET Virtual Private Network, limited only by the total capacity of the ring purchased.

  •
  Network Control Center Services.    Outsourcing solution for primary or backup network monitoring and associated technical services utilizing our state-of-the-art Network Control Center.

  •
  Private Optical Network.    Planning, design, building and managing of customer-specific private optical networks.

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

        Our network is primarily optical and incorporates mid- to late-1990s state-of-the-art fiber optic technology. Because we began construction of our network in the mid-1990s, our facilities benefit from technological advances such as Lucent's non-zero dispersion shifted AllWave and TrueWave fiber and are well-positioned to support future advances in optronics and compression technology as they become available, which will allow us to offer more bandwidth carrying capacity at decreasing incremental costs.

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

        We offer end-to-end fiber optic capacity utilizing bi-directional SONET ring architecture, which has the ability to route customer traffic in two directions around a ring design thereby minimizing service interruptions due to fiber cuts. Our network is continuously monitored from our Network Control Center at our headquarters in Westborough, Massachusetts to maintain quality control on a 24-hour basis and to alert us of any degradation of signal or loss of fiber capacity, and to pinpoint the location of such difficulty and enable us to repair or replace impaired fiber quickly.

Right-of-Way Agreements

        We use rights-of-way from electric utilities for portions of our network in the Northeast. We believe that these rights-of-way provide near ubiquitous urban and intercity coverage at lower cost and have a simpler approval process than the lengthy and expensive community-by-community approval process for alternative rights-of-way. Furthermore, installing cable in electric utility rights-of-way is often safer, easier and faster, because the cable is placed in existing underground conduits and ducts or installed on existing towers and poles. With other rights-of-way, such as those along highways and railroad tracks, cable must often be buried in trenches, a process often hampered by accommodating commuter rush hours, complying with stringent environmental laws, crossing water, trenching and blasting bedrock. In addition, we believe that electric utility rights-of-way provide the potential to establish communications connections to nearly every building, business park and industrial complex in our service territory.

Consolidated Edison Communications Agreement

        In September 2000, we entered into an agreement with Consolidated Edison Communications, Inc. (CEC) under which CEC agreed to grant us an indefeasible right to use (IRU) fiber optic facilities on the CEC network to provide network transport and carrier services in its service area, which includes New York City and Westchester County, New York. At the same time, CEC also agreed to provide connectivity from our backbone network to its local distribution facilities in its service area. This communications network operates under the NEON brand, expanding our network into and around New York City. The term of the IRU granted under the CEC agreement is for no less than 25 years. In addition to the IRUs and intangible assets, CEC agreed to contribute to us cash totaling $11,300,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence (POP) and related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. As of December 31, 2001, certain fiber optic facilities and approximately $4,900,000 in cash were due under this arrangement.

Northeast Utilities Agreements

        In 1994 and 1995, we entered into a series of agreements with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to these agreements, we have acquired indefeasible rights-of-use in fiber optic filaments along Northeast Utilities' rights-of-way and pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that we generate on the portion of our network located on Northeast Utilities' rights-of-way, as such gross revenues exceed predefined limits as specified in our agreements with Northeast Utilities. To date, none of the limits has been exceeded. Northeast Utilities has waived a portion of our right-of-way fees on certain route segments for 10 years. Under our agreements, 12 fibers on designated route segments of our network in Northeast Utilities' service territory are owned by and have been set aside for Northeast Utilities' use. Northeast Utilities may lease the 12 fibers to third parties and is free to use these fibers to compete with us.

        Our agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay to us an amount equal to the fair market value of the network built on Northeast Utilities' rights-of-way less the 12 fibers set aside for Northeast Utilities' use, or allow us to retain our indefeasible rights-of-way and receive from us an annual payment equal to 10% of our gross revenue from the fiber optic network on Northeast Utilities' rights-of-way, which payment would be in addition to the other annual payments under our agreements with Northeast Utilities.

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

        Our agreement with Central Maine Power Agreement has an initial term of 30 years and expires in January 2027. Thereafter it is renewable at our option for an additional ten-year term. In the event that we elect to renew our agreement with Central Maine Power, we must pay to Central Maine Power an annual payment equal to 10% of our gross annual revenue from our fiber optic network constructed along Central Maine Power's rights-of-way, which payment would be in addition to the other annual payments under our agreement with Central Maine Power.

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

Other Agreements

        In July 1998, we entered into an agreement with Qwest Communications Corporation in which Qwest agreed to grant us an IRU in certain fibers along a route segment to be constructed between Boston and New York City. In consideration of such grant, we agreed to pay to Qwest a fee in a series of installments. Although the Qwest agreement permits us to grant capacity in lit fiber to third parties, we may not grant IRUs in dark fiber to third parties for five years following the availability date of the Boston-New York segment. The term of the Qwest agreement is for approximately 20 years, but may be terminated at any time upon the occurrence of certain uncured defaults by us or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

        In May 2001, we entered into agreements with Williams Communications Corporation in which Williams agreed to grant us an IRU in certain fibers along route segments between Boston, New York City and Albany, New York. The term of the Williams agreement is for 20 years, but may be terminated at any time upon the occurrence of certain uncured defaults by us or the loss of certain underlying rights held by Williams or other parties upon whom Williams depends for its rights in the fiber.

        We also have a number of agreements with Verizon to use certain rights-of-way along pole lines and within ducts in various areas throughout the Northeast to supplement our primary means of procuring rights-of-way. These agreements generally have terms of five years.

NEON Services

        We offer a variety of services to provide end-to-end optical networking solutions to our customers. These services include Transport, Lambda, Access, Dark Fiber, and Collocation, as well as a number of new services, such as SONET Virtual Private Network services, Network Control Center services and Private Optical Network solutions. A brief description of our services follows:

        Transport.    Pursuant to our lit fiber leases with our customers, we provide fixed, high-bandwidth amounts of physically diverse SONET transport capacity between any two or more points on our network as specified by the carrier. Lit services involve the installation of optronic terminals by us, to the carrier's specifications, that light the fiber and transmit/receive capacity on the network. Our lit fiber lease agreements generally have an initial term of approximately one to five years and provide that our lit fiber customers will make monthly payments throughout the life of the lease. Currently, the majority of our recurring lease revenues are derived from lit fiber leases.

        Lambda Managed Wavelength Services.    Through our long-haul and metropolitan Lambda managed wavelength services, we provide our customers with long-term use of one or more wavelengths on a single fiber optic strand. We refer to this service as a "virtual fiber," because we are able to provide multiple customers with a secure, individualized and scalable transport solution on the same fiber optic strand, which allows greater flexibility than standard dark fiber services.

        Access.    Through this service, we provide our customers with connections to major tandem and central office locations providing connectivity to Tier 1, Tier 2 and Tier 3 markets in the Northeast and Mid-Atlantic regions, which include five of the top ten communications markets in the United States. These services are available at four connectivity levels, including zero-manhole connectivity, fiber vault connectivity, central office collocation, and ILEC connectivity.

        Dark Fiber Leases.    The leasing of dark fiber allows a carrier to interconnect any two or more specific points on our network. Dark fiber leases require a carrier to install its own optronic equipment and permits a carrier to use as much or as little capacity as it desires and to customize its capacity with feature-rich technology and its network protocols that differentiate that carrier's product offerings from others. As a result, the carrier can deploy the dark fiber for whatever purpose it chooses while we remain invisible to the carrier's end-user. While a portion of our revenues are derived from dark fiber arrangements, we intend to direct the focus of our marketing efforts away from dark fiber and into the lit fiber services area.

        Collocation Services.    We offer carrier-class conditioned collocation facilities for our customers to deploy their electrical and optical equipment to connect to our network for the term of the collocation contract (which generally ranges from one to five years). We have invested substantial resources into our collocation facilities and provide our customers with power, racks and/or cabinets, along with back-up generator, HVAC, security and dry fire suppression systems. Our collocation facilities are strategically located to facilitate high-bandwidth connectivity to our other points of presence, carrier hotels, local switch offices, and numerous service providers.

        SONET Virtual Private Network Services.    Our Virtual Private Network arrangements provide a high-bandwidth virtual SONET ring connecting a predetermined set of locations to a central hub. During the term of the arrangement, upon request by the customer, we provide specific lit services between any two or more points on the Virtual Private Network, up to the total amount of allocated capacity purchased by the customer. Our SONET Virtual Private Network service has either a three or five year term and is a cost effective alternative to a dedicated network for the customer. This service was released at the end of 2001 and we expect to see revenue in 2002 for this service.

        Network Control Center Services.    This outsourcing solution provides surveillance and monitoring of a customer's network utilizing NEON's state-of-the-art Network Control Center on either a full-time primary basis or as a backup to the customer's own primary Network Control Center. This service was released at the end of 2001 and NEON expects revenues in 2002.

        Private Optical Network.    Using NEON's organization skill and capabilities, our Private Optical Network solution includes planning, design, building and managing a customer-specific private optical network.

        Other Services.    Other services consist of nonrecurring design, engineering and construction services. Fees for these nonrecurring services are non-refundable, and the revenues are recognized ratably over the term of the network service contract to which these services ultimately relate. We are also developing additional services including Variable SLA SONET, which provides additional protection options over standard transport services, and Gigabit Ethernet, which provides point-to-point Ethernet transport with speeds up to a full Gigabit.

Customers

        We are carrier neutral and provide services to a variety of companies providing voice and data communications services. Our network enables these companies to link geographically separated central offices and points of presence with primary or redundant connections in their networks. Our facilities also enable carriers to connect their networks directly into the premises of their end-users.

        To date, we have entered into contracts with 67 customers, including several Fortune 500 companies. Our customers include common carriers, internet infrastructure companies and wireless service providers. Our revenue is derived principally from lit fiber services under contracts ranging from one to five years that provide for monthly payments. Dark fiber service contracts have terms of approximately 20 years and generally provide for monthly payments. In addition, the contracts typically provide for outage related credits, a predetermined reduction or offset against the customer's lease rate when a customer's leased facility is non-operational or does not meet the customer's operating parameters, and also typically require us to maintain adequate insurance coverage, including product liability coverage. For the year ended December 31, 2001, approximately 10% of our revenues were derived from one customer, UUNet Technologies.

        Our customer base includes the following:

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

        Internet Service Providers.    Internet Service Providers ("ISP") typically require distribution channels to interexchange carriers and local exchange carrier switches as well as interconnection to other ISP switches to provide access to the Internet to consumers and commercial customers via local networks.

        Wireless Communication Companies.    Wireless companies typically require land-based back-hauling of traffic from towers to their switches and also capacity between their switches with Interexchange Carriers, points of presence, and Incumbent Local Exchange Carriers' central offices. Microwave carriers typically require fiber optic capacity to replace microwave service as their primary source of communications capacity.

        Cable Television Companies.    Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add interactive programming and Internet and data transfer capabilities and to consolidate head-end facilities.

        In addition to our existing customer base, we are also targeting international communications providers.

Supply Relationships

        We have entered into agreements and arrangements for the supply of equipment and services relating to the construction and maintenance of our network. In choosing our suppliers, we use such criteria as the quality and performance of the product for the intended purpose, pricing, and the ability of the supplier to meet our delivery schedule and technical support requirements. We purchase optronic network multiplexers and network services from Nortel Networks, Sycamore Networks and Cisco Systems and cable from OFS Fitel Cable and Corning Cable Systems. The cable purchased from OFS Fitel Cable includes Lucent's patented TrueWave and AllWave fibers, which we believe contains certain favorable performance characteristics that reduce our investment in signal enhancing network equipment. We believe that there are alternative suppliers or alternative components for all of the components contained in our network. However, any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our network could disrupt our operations and, if such disruption continued for an extended period of time, it could have a material adverse effect on our business, financial condition and results of operations.

Competition

        The telecommunications industry is highly competitive, and we face substantial competition. Many of our existing and potential competitors have financial, management and other resources that are substantially greater than ours, as well as other competitive advantages, including established reputations in the communications market. Our current and projected competitors generally fall into five segments:

        Incumbent Local Exchange Carriers and Interexchange Carriers.    Incumbent local exchange carriers include Regional Bell Operating Companies ("RBOC"), such as Verizon and SBC/SNET. Interexchange carriers ("IXC") include such companies as AT&T, Worldcom and Sprint. These communications carriers currently own or lease fiber optic networks in our current and proposed service areas. Incumbent local exchange carriers and IXCs dominate their respective local markets in the cities connected by our network.

        National Long-Haul Fiber Carriers.    Carriers such as Qwest Communications, Broadwing, Global Crossing, Williams Communications and Level 3 Communications own or lease fiber optic networks in our current and proposed service areas and employ advanced technology comparable to that of our network.

        Regional Carriers.    Regional carriers include Lightwave, American Fiber Networks (AFN) and Dominion Telecom.

        Dark Fiber Providers.    Providers of dark fiber include Metromedia Fiber Network (MFN), NEESCom (National Grid), NSTAR, FiberTech and American Fiber Systems (AFS).

        Metro Carriers.    Metro carriers include Consolidated Edison Communications, LGN and FiberNet.

        Most communications carriers already own fiber optic cables as part of their communications networks, and each of these carriers could, and some do, compete directly with us in the market for leasing fiber capacity. We also face potential competition from the utilities which have granted us rights-of-way in certain portions of our network, which use may include competition with us. See "Right-of-Way Agreements."

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

        Separate and apart from our unregulated provision of fiber capacity, we are subject to common carrier regulation to the extent that NEON Optica's Connecticut and New York subsidiaries provide telecommunications services. Currently, these subsidiaries are not providing common carrier service. By virtue of their status as common carriers, these subsidiaries are subject to certain laws and regulations at the federal, state and local levels. We are also subject to limited federal regulation when we provide communications services on a private carriage basis.

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

        After lengthy legal proceedings, the Federal Communications Commission ("FCC") adopted revised guidelines implementing the interconnection and local competition provisions of the Telecommunications Act. In order to foster competition in the local exchange market, the FCC required incumbent local exchange carriers to offer unbundled access to their telecommunications networks to competitive local exchange carriers at cost-based rates, including access to dark fiber. This could decrease the demand for fiber provided by the company. The degree of access the incumbent local exchange carriers are required to provide to their unbundled network elements is currently under review by the FCC. However, the long and short term effects of the FCC's guidelines have yet to be ascertained.

        Aside from the impact of the Telecommunications Act, we believe that federal regulation does not affect us directly because we are not currently regulated as a common carrier under federal law. Federal law imposes certain legal requirements on common carriers who engage in interstate or foreign communication by wire or radio. These legal requirements apply to telecommunications carriers to the extent they engage in the provision of telecommunications services. Telecommunications carriers that provide telecommunications services and common carriers are essentially the same. Each provides communications services directly to the public or to some group of all potential users on a nondiscriminatory basis subject to standardized rates, terms and conditions. We do not believe that we currently offer our fiber capacity in this manner, because we intend to enter into individual agreements on a selective basis with prospective lessees of our fiber facilities. We therefore do not believe that our provision of dark or lit fiber capacity constitutes telecommunications service or common carriage as defined by the FCC or under the common carrier provisions of the Communications Act. We believe that our lit fiber is provided on a private carrier basis. There are no assurances, however, that the leasing of lit or dark fiber will not be subject to further regulation under the Communications Act of 1934, as amended.

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

  •
  provide such services indiscriminately upon any reasonable request;

  •
  charge rates and adopt practices, classifications and regulations that are just and reasonable;

  •
  avoid unreasonable discrimination in charges, practices, regulations, facilities and services;

  •
  pay into federal funds for Telecommunications Relay Services, the North American Numbering Administration and Local Number Portability;

  •
  limit our use of Customer Proprietary Network Information to provisioning of the services in connection with which the Customer Proprietary Network was obtained; and

  •
  comply with various reporting, regulatory fee payment and publication of rates. We might also be required to file tariffs setting forth the rates for our services or to make our rates otherwise publicly available. These regulatory requirements could impose substantial burdens on us.

        Notably, however, similarly situated competitors would be subject to comparable regulatory obligations.

        As a provider of interstate telecommunications in our provision of leased fiber capacity, our revenues from such leases to end users are subject to contributions to the FCC's Universal Service Fund ("USF" or "Fund"), a fund that was established to ensure the availability of affordable basic telecommunications services. As a general matter, revenues received from other telecommunications carriers for fiber capacity we provide are not subject to contribution to the Universal Service Fund. However, our revenues from the provision of fiber capacity to telecommunications carriers who themselves are exempt from contributing to the Fund because their contribution would be less than $10,000 would be subject to such contribution if the carrier notifies us that it is not contributing directly, in which case the carrier is considered to be an end user. In addition, if a carrier purchasing our capacity uses it for its own purposes, then we would be subject to such contribution for the revenue generated from that carrier because it too would be considered an end user. Because certain internet service providers are deemed end users, our revenues received pursuant to fiber capacity leases to such entities would be subject to contributions to the FCC's Universal Service Fund. If such contribution would be less than $10,000, we would qualify for a de minimus exemption from contribution to the Fund. The assessment rate is calculated quarterly and was set at 6.9% of gross interstate end-user revenues for the fourth quarter of 2001 and at 6.8% for the first quarter of 2002. The assessment rate may be higher in subsequent years. However, the majority of our current revenue does not qualify as "end-user" revenue. Our required contributions to the Universal Service Fund for the years ended December 31, 2000 and 2001 were approximately $39,000 and $52,000, respectively. The FCC is currently reviewing its rules for recovery of USF contributions and evaluating who is required to contribute to the Fund. The outcome of these proceedings could affect the amount we are required to contribute to the Universal Service Fund in the future.

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

State Regulation

        The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the Telecommunications Act to adopt, on a competitively neutral basis, regulations necessary to preserve and advance universal service, protect the public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

        The state regulatory environment varies substantially from state to state. At present, we do not anticipate that the regulatory requirements to which we will be subject in the Northeast and Mid-Atlantic markets will have any material adverse effect on our operations. In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, there can be no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on us.

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

History of Our Company

        We were incorporated in 1989 in Massachusetts under the name "FiveCom, Inc." to develop fiber-optic networks in secondary and tertiary markets in the Northeast. In September 1994, we acquired our initial utility rights-of-way from Northeast Utilities, providing rights-of-way in the service territories of Northeast Utilities and its subsidiaries. In January 1997, we acquired additional utility rights-of-way from Central Maine Power, under which we obtained rights-of-way in Central Maine Power's service territory. In 1996 and 1997, we raised approximately $19.3 million from private placements of equity securities to subsidiaries of Central Maine Power and Northeast Utilities and other investors. During the period from 1996 through our initial public offering in 1998, we had interests in a number of limited liability companies and had a tax sharing arrangement with Central Maine Power. In July 1998, to simplify the corporate structure in contemplation of our initial public offering, all of the limited liability companies merged with us and we reorganized and reincorporated in Delaware under the name "Northeast Optic Network, Inc." In August 1998, we completed our initial public offering, under which we raised approximately $48 million, and sold $180 million of 12 3/4% Senior Notes due 2008, which provided us net proceeds of approximately $218 million, after deducting expenses (these net proceeds include $72 million in escrowed funds to cover the first seven interest payments under our Senior Notes). As a result of the tax sharing arrangement with Central Maine Power, we currently have no net operating loss carryforwards related to the period prior to our initial public offering.

        In September 2000, we entered into an agreement with Consolidated Edison Communications, Inc. ("CEC"), under which we received connectivity in and around New York City in exchange for 2,476,735 shares of common stock, a portion of which was restricted at December 31, 2001 (See "Right-of-Way Agreements"). In September 2000, we also entered into a similar agreement with Exelon Enterprises Management, Inc. ("Exelon"), for certain connectivity in the Mid-Atlantic region in exchange for 2,131,143 shares of common stock. This agreement was modified in August 2001 in connection with the issuance of the 18% subordinated convertible notes referred to below, whereby Exelon agreed to contribute cash or forgive debt of $10 million by April 2002 in lieu of providing connectivity and related services under the September 2000 agreement.

        Immediately preceding the closing of the agreements with CEC and Exelon, we completed a second reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The common stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT," with NEON Optica, Inc., the operating entity, as its wholly-owned subsidiary. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions.

        In 2001, we raised $26.5 million through the issuance of 18% subordinated convertible notes to Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, and Exelon. In February 2002, Exelon delivered notice to us to offset its $10 million obligation under the agreement referred to above against the balance of the 18% convertible note.

Employees

        At March 1, 2002, we employed 169 people. Our employees are not represented by any labor union and we consider our relationship with employees to be satisfactory. In the normal course of business, we have contracted with third parties to perform a portion of the engineering, routine maintenance and construction supervision and construction activities associated with the construction of our fiber optic network.

Item 2. Properties

        The NEON network and its component assets are the principal properties currently owned by us or with respect to which we have an IRU. We own substantially all of the communications equipment currently utilized in our business and hold certain ownership interests in the cable comprising the NEON network. Our installed fiber optic cable is laid along the various rights-of-way held by us (See Item 1.—"Right-of-Way Agreements."). Other fixed assets are located at various leased locations in geographic areas we serve. Substantially all of our assets are held by NEON Optica, Inc. and its subsidiaries, except for the IRUs and certain interconnections and telecommunications facilities received from CEC, which are held by NEON Communications, Inc. The principal assets of NEON Communications, Inc. are the networking facilities from CEC and all of the outstanding capital stock of NEON Optica, Inc.

        Our executive, administrative and sales offices are located at our principal office in Westborough, Massachusetts. We lease this space (approximately 38,300 square feet) pursuant to a six-year lease that commenced in May 1999.

Item 3. Legal Proceedings

        In January 2002, NEON Optica and Fiber Optek Interconnect Corp. ("Fiber Optek") settled all outstanding litigation between the parties that originated in 2001. This settlement involved a lawsuit filed on August 16, 2001 by NEON Optica against Fiber Optek and its two principals, Michael S. Pascazi and Frank Zarzeka, in the Southern District of New York seeking a judgment that our termination of Fiber Optek was proper and related damages for a variety of claims. On September 24, 2001, Fiber Optek filed an answer and counterclaims against NEON Optica and amended such claims on October 16, 2001. On June 7, 2001, Fiber Optek reported in a press release that it had filed mechanics' liens upon our real property located in White Plains, New York. All mechanics' liens filed by Fiber Optek were removed as part of the January 2002 settlement. While the details of this settlement are confidential, the financial impact of the settlement was not material to our operations. Separately, on May 7, 2001, a lawsuit was filed by Fiber Optek against NEON Optica seeking damages of $24 million related to construction contracts between the parties. This lawsuit was dismissed without prejudice later in May 2001.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

        Stephen E. Courter, 47, Chairman of the Board of Directors and Chief Executive Officer. Mr. Courter joined the Company in December 2000 in his current position. Prior to joining the Company, Mr. Courter was Managing Director and Chief Executive Officer of Energis N.V, a facilities-based network service provider in Holland from June, 1998 to December 2000. From December, 1995 to June, 1998, Mr. Courter was Vice President of Finance and Assistant General Manager of GlobalOne, a joint venture between Sprint, Deutsche Telecom and France Telecom. Prior to joining GlobalOne, from August, 1987 to November, 1995, he served in various positions of increasing responsibility at Sprint International. Earlier in his career, Mr. Courter worked for IBM Corporation and KPMG Peat Marwick LLP.

        William A. Marshall, 49, Chief Financial Officer, and Treasurer. Mr. Marshall joined the Company in September 2001 in his current position. Prior to joining the Company, Mr. Marshall was Chief Financial Officer and Treasurer of Vitts Networks, Inc., a comprehensive provider of high speed internet communications and enterprise networking solutions, from September 1999 to September 2001. From December 1995 to September 1999, Mr. Marshall served as Chief Financial Officer and Treasurer of Viisage Technology, Inc., a leading provider of identification systems and solutions, face-recognition technology and related software design and systems integration services. From 1987 through 1994, Mr. Marshall was a Partner with KPMG Peat Marwick LLP.

        Jeffrey C. MacHaffie, 46, Senior Vice President, Sales and Client Services. Mr. MacHaffie joined the Company in April 1999 as a senior sales account executive. From February 2000 to May 2001, Mr. MacHaffie was NEON's Vice President of Northeast Regional Sales. Mr. MacHaffie was promoted to his current position in May 2001. Prior to joining the Company, Mr. MacHaffie was regional branch manager for GE Capital Commercial Direct from May 1998 to April 1999. From June 1997 to May 1998, Mr. MacHaffie was carrier account manager for GTE Telecom in the New England market. From 1986 to 1997, Mr. MacHaffie served in a variety of positions of increasing responsibility, including Director of Northeast Sales and Service, for MCI Telecommunications in the New England and Mid West regions.

        Kurt J. Van Wagenen, 38, Vice President, Networking and Operations. Mr. Van Wagenen joined the Company in March 2001 in his current position. Prior to joining the Company, Mr. Van Wagenen served in various positions at Verizon Corporation (formerly Bell Atlantic Corporation), including Director of Consumer Sales and Service, Director of Corporate Strategy and Director of Merger Integration from 1997 to February 2001. From 1986 to 1997, Mr. Van Wagenen served in various positions at Nynex Corporation, including Director of New Business Development and Director of Marketing Strategy.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        NEON Communications' common stock is listed and traded on the Nasdaq National Market under the symbol NOPT. On March 1, 2002, we received a standard notification from the Nasdaq National Market that we have failed to meet its requirements for continued listing on this exchange. We have 90 days from the notice date to regain compliance by maintaining a minimum bid price of $3.00 or greater for a minimum period of 10 consecutive business days during the 90-day compliance period. We cannot guarantee that we will be able to maintain a minimum bid price of $3.00 or greater or that our common stock will not be de-listed from the Nasdaq National Market for failure to meet this or any other requirement for continued listing on the Nasdaq National Market. The following table sets forth for the periods indicated the high and low bid prices for our common stock and that of our predecessor as reported for the periods indicated.

	High	Low
1999
First Quarter	$17.75	$8.75
Second Quarter	$20.25	$13.50
Third Quarter	$45.13	$14.00
Fourth Quarter	$79.00	$30.63
2000
First Quarter	$159.00	$57.75
Second Quarter	$85.50	$27.88
Third Quarter	$67.63	$30.75
Fourth Quarter	$35.31	$3.50
2001
First Quarter	$19.94	$4.09
Second Quarter	$11.50	$3.40
Third Quarter	$7.25	$2.16
Fourth Quarter	$5.10	$2.25

        The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        On March 1, 2002, the last reported sale price for our common stock was $0.38 per share. As of March 1, 2002, there were approximately 102 holders of record of our common stock and we estimate that there were approximately 13,000 beneficial holders.

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

Item 6. Selected Financial And Operating Data

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA

        We have summarized below NEON Communications' historical consolidated financial data at December 31, 2001 and for each of the years in the five-year period ended December 31, 2001, which were derived from NEON Communications' consolidated financial statements and which have been audited by Arthur Andersen LLP, independent public accountants. You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the Notes thereto included elsewhere in this report.

        The financial statement balances of NEON Optica are identical to those presented below except for network facilities and related intangible assets received from CEC (See Item 1—"Right-of-Way Agreements") by NEON Communications, which total approximately $54.9 million and $25.7 million, respectively, and an inter-company receivable of NEON Optica from NEON Communications in the amount of approximately $2.7 million, which is eliminated in the presentation of the consolidated results. The $25.7 million of goodwill and other intangible assets from CEC will be written off as part of a one-time, non-cash charge in the first quarter of 2002 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

	Year Ended December 31,
	1997		1998(2)		1999		2000		2001
Statement of Operations Data:
Revenues	$394,704		$863,672		$5,665,276		$13,182,953		$26,550,645
Operating expenses(1)	2,693,037		9,175,280		19,895,829		38,908,620		121,120,199

Loss from operations	(2,298,333)		(8,311,608)		(14,230,553)		(25,725,667)		(94,569,554)
Interest income (expense), net	(2,893)		(4,464,583)		(13,299,215)		(16,085,834)		(22,111,846)
Minority interest(3)	1,080,200		1,108,933		—		—		—
Provision for (benefit from) income taxes	(261,000)		(315,000)		—		—		—

Loss before extraordinary item and cumulative effect of change in accounting principle	(960,026)		(11,352,258)		(27,529,768)		(41,811,501)		(116,681,400)
Extraordinary item(4)	—		(1,363,155)		—		—		—
Cumulative effect of change in accounting principle(5)	—		—		—		(1,724,007)		—

Net loss	$(960,026)		$(12,715,413)		$(27,529,768)		$(43,535,508)		$(116,681,400)

Basic and diluted loss per share before extraordinary item and cumulative effect of change in accounting principle(2)	$(3.37)		$(1.70)		$(1.70)		$(2.43)		$(6.07)

Basic and diluted loss per share(2)	$(3.37)		$(1.90)		$(1.70)		$(2.53)		$(6.07)

Basic and diluted weighted average shares outstanding(2)	284,828		6,675,717		16,172,026		17,235,465		19,222,983

Balance Sheet Data:
Working capital(6)	$(3,463,011)		$112,995,534		$67,969,107		$(132,478)		$(38,773,810)
Total assets(6)	23,461,000		291,912,234		280,633,376		281,936,691		352,268,141
Long-term debt	2,118,905		180,000,000		180,000,000		180,000,000		205,417,760
Total liabilities	14,146,776		198,877,550		213,166,586		246,014,818		292,295,716
Stockholders' equity	9,314,224		93,034,684		67,466,790		35,921,873		59,972,425
Other Financial Data:
Cash (used in) provided by operating activities	$(813,704)		$2,954,322		$(17,970,325)		$(9,760,691)		$(10,488,858)
Cash used in investing activities	(8,798,251)		(93,772,328)		(68,323,061)		(16,660,455)		(40,927,865)
Cash provided by financing activities	5,845,482		147,457,346		33,323,983		42,302,915		43,360,680
Net increase (decrease) in cash and cash equivalents	(3,766,473)		56,639,340		(52,969,403)		15,881,769		(8,056,043)
EBITDA(7)	665,271		(6,513,314)		(8,080,833)		(13,913,412)		(15,575,011)
Capital expenditures	5,609,459		38,947,267		48,583,642		76,716,670		41,916,091
Ratio of deficiency to fixed charges(8)	(10.11	)x	(0.45	)x	(0.23	)x	(0.78	)x	(2.74	)x

(1)
Operating expenses for 2001 include a one time, non-cash charge of $60,000,000 related to the writedown of subscription receivable, as discussed more fully in Note 2 of our notes to the consolidated financial statements.

(2)
If our 1998 reorganization into a Delaware corporation had occurred on January 1, 1998, the pro forma basic and diluted weighted average shares outstanding and the loss per share for the year ended December 31, 1998 would have amounted to 16,065,285 and $0.79, respectively.

(3)
Minority interest consisted of the interests of members other than Central Maine Power in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reorganizations" Changes in minority interest reflected members' capital adjusted by their portion of the net loss.

(4)
Extraordinary item reflects the write-off of deferred financing cost of $1,363,155 related to the extinguishment of debt with a portion of the proceeds of the Public Offerings.

(5)
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which we adopted in the fourth quarter of 2000. Under the guidance of SAB No. 101, we recognize revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges ultimately relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed since we had no further obligations. We were required to adopt this new accounting guidance as of January 1, 2000 through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes. As a result, we reported a cumulative effect of change in accounting principle of approximately $1,724,000 related to nonrecurring revenues recognized prior to January 1, 2000 in the consolidated statement of operations for the year ended December 31, 2000. These revenues and the associated costs were deferred as of January 1, 2000, to be recognized ratably over terms of the appropriate network services agreements, which range from 1 to 20 years.

(6)
As discussed more fully in Note 7(c) of our notes to the consolidated financial statements, working capital for the year ended December 31, 2001 reflects the entire balance of NEON Optica's 15% equipment note as a result of our default on the note following our election not to make the December 31, 2001 payment under this note. In connection with our reorganization in 1998, we recorded an intangible asset of $47,871,068 to reflect our acquisition of Northeast Utilities' minority interest in a subsidiary, NECOM LLC, in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combination (AIN-39).

(7)
EBITDA is defined as net loss before interest income (expense), net; loan commitment fees; provision for (benefit from) income taxes; one time, non-cash charges; and depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare a company's operating performance and to determine a company's ability to incur and service debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flow from operating activities, or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity.

(8)
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

Overview

        We are a holding company whose principal asset is all of the outstanding shares of the capital stock of NEON Optica. NEON Optica, is a wholly owned subsidiary of NEON Communications and acts as the primary operating entity, generating revenue primarily through the leasing of capacity on our network. In addition, under our agreement with Consolidated Edison Communications, Inc. ("CEC") dated September 14, 2000, NEON Communications will be the holder of indefeasible rights of use in certain fiber optic filaments in the Northeast region, as well as certain interconnections and telecommunications facilities in and around New York City, upon delivery of such assets by CEC pursuant to the terms of this agreement.

        We own and operate a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to Washington, D.C. Under our agreement with CEC, we are working to further expand our network in and around New York City. We also intend to further expand our network south of New York City in the future. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in smaller communities along our network's routes.

        To date we have experienced net losses and negative cash flow from operating activities. Since our inception, our principal activities included building our network, developing our business plans, hiring management and other key personnel and negotiating and executing customer contracts. We expect to continue to generate net losses and negative overall cash flow for the foreseeable future as we expand our operations. At the same time, we are projecting an operating loss of aproximately $3 million for 2002 and expect to begin generating positive EBITDA (earnings before interest, taxes, depreciation and amortization) by the latter part of 2002. See "Liquidity and Capital Resources."

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

        Our costs consist primarily of cost of revenues, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of revenues relates to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales, marketing, operations and administration, including personnel, advertising and promotions, office facilities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180,000,000 12 3/4% Senior Notes Due 2008 issued by NEON Optica, subordinated convertible notes payable to Northeast Utilities and Exelon, and a 15% equipment note payable, as described in Note 7 to the financial statements included in this Annual Report.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        The services we provide include short-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by us) and longer-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by us) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue. We also lease space to customers at our collocation facilities. Other service revenues include these collocation service revenues as well as revenues from nonrecurring installation charges and design, engineering and construction services.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on applying generally accepted accounting principles to recognition of revenues. We adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, we recognize revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because we had no further obligations. We adopted this new accounting guidance as of January 1, 2000.

        We have contracts with customers that provide service-level commitments, which may obligate us to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of revenues. To date, credits granted under these arrangements have not been material.

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts, which totaled approximately $376,000 and $774,000 as of December 31, 2000 and 2001, respectively, for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, customer concentrations and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Long-Lived Tangible and Intangible Assets

        We apply Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires us to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets and goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Future events could cause us to conclude that our goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We do not believe that the carrying values of our long-lived tangible and intangible assets have been impaired in accordance with SFAS No. 121 (see related discussion in "New Accounting Pronouncements" below).

Results of Operations

Year Ended December 31, 2001 Compared to the Year ended December 31, 2000

        Revenues increased by $13,367,692, or 101%, to $26,550,645 for the year ended December 31, 2001 compared to $13,182,953 for the year ended December 31, 2000. Revenues in 2001 were generated by recurring lease services of $23,274,823 and other service revenues of $3,275,822 which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. The primary reason for the increase was the growth in booking and provisioning of customer orders for additional network services. The largest area of growth was lit services, which increased by $10,662,870 or 140% to $18,395,031 for the year ended December 31, 2001 compared to $7,632,161 for the year ended December 31, 2000. Lit services represented 71% and 79%, respectively, of recurring lease revenues during the years ended December 31, 2000 and 2001. Dark services revenue grew by 55% to $4,879,792 in the year ended December 31, 2001 compared to $3,153,001 for the year ended December 31, 2000.

        Cost of revenues totaled $17,099,583 for the year ended December 31, 2001, an increase of 57% as compared to the $10,907,860 for the year ended December 31, 2000. The increase in cost of revenues reflects our overall growth in business volume during 2001. As a percentage of revenues, cost of revenues decreased to 64% for the year ended December 31, 2001, compared to 83% for 2000. The improvement in cost of revenues as a percentage of revenues reflects our revenue growth and improving network utilization.

        Selling, general and administrative expenses ("SG&A") increased 55% to $25,026,073 for the year ended December 31, 2001, including the effect of a one-time charge of $298,402 related to staff reductions announced in August 2001, compared to $16,188,505 for the year ended December 31, 2000. The increased SG&A expenses reflect the overall growth in our business during 2001 as well as the higher run rate in expenses during the first half of 2001. As a percentage of revenues, SG&A expenses decreased to 94% for the year ended December 31, 2001, compared to 123% for 2000. The improvement in SG&A expenses as a percentage of revenues reflects our focus on operating efficiencies and overall cost management.

        Depreciation and amortization expense increased 61% to $18,994,543 for the year ended December 31, 2001, compared to $11,812,255 for the year ended December 31, 2000. This increase reflects the expansion of our communications network in our Northeast and Mid-Atlantic service areas.

        Interest and other income decreased 32% to $3,329,722 for the year ended December 31, 2001 compared to $4,903,180 for the year ended December 31, 2000. This decrease was due primarily to lower cash and investment balances during 2001 compared to 2000. Included in interest and other income is a gain on the sale of an IRU recorded in the second quarter of 2001 which totaled approximately $1,515,000.

        Interest expense increased by 21% to $25,441,568 for the year ended December 31, 2001 compared to $20,989,014 for the year ended December 31, 2000. Interest expense primarily relates to NEON Optica's $180 million 12 3/4% Senior Notes Due 2008, 18% subordinated convertible notes and 15% equipment note payable. The increase in interest expense during the year is a result of interest on the convertible notes and the equipment note payable, all of which were issued during 2001.

        For the year ended December 31, 2001, we recorded a net loss of $116,681,400, including the effect of a one-time, non-cash charge in the third quarter of $60,000,000 to writedown our subscription receivable from Exelon upon the closing of our financing arrangement with them, as discussed more fully in Note 2 to the financial statements included in this Annual Report. These results compare to a net loss of $43,535,508 for the year ended December 31, 2000. The increase in net loss is primarily attributable to the one-time $60,000,000 non-cash charge and the other factors discussed above.

Year Ended December 31, 2000 Compared to the Year ended December 31, 1999

        Revenues increased by $7,517,677, or 133%, to $13,182,953 for the year ended December 31, 2000 compared to $5,665,276 for the year ended December 31, 1999. Revenues in 2000 were generated by recurring lease services of $10,785,162 and other service revenues of $2,397,791 which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. The primary reason for the increase was the growth in demand for our lit services revenues, which increased by $6,405,008 or 522% to $7,632,161 for the year ended December 31, 2000, compared to $1,227,153 for the year ended December 31, 1999. Lit services represented 39% and 71%, respectively, of recurring lease revenues during the years ended December 31, 1999 and 2000. Collocation revenues grew by 356% to $1,441,390 for the year ended December 31, 2000 compared to $316,278 for the year ended December 31, 1999.

        In connection with the implementation of SAB No. 101 as discussed earlier, we have deferred approximately $2,053,000 and $305,000 of revenues and costs, respectively, during the year ended December 31, 2000, to be recognized ratably over the terms of the applicable network services agreements. The results from operations in periods prior to the year ended December 31, 2000 have not been restated to reflect the impact of SAB No. 101. Instead, in accordance with generally accepted accounting principles, the cumulative impact on these periods, totaling $1,724,007, has been recorded as a one-time charge against operations for the year ended December 31, 2000.

        Cost of revenues for the year ended December 31, 2000 was $10,907,860, an increase of 71% as compared to the $6,365,758 for the year ended December 31, 1999. The increase in cost of revenues reflects our overall growth in business volume during 2000.

        Selling, general and administrative expenses increased 119% to $16,188,505 for the year ended December 31, 2000 compared to $7,380,351 for the year ended December 31, 1999, reflecting increased investment in our sales and marketing and operations infrastructure, including personnel, advertising costs and promotional activities, as well as an increase in management and information technology. Our headcount increased by 225% during the year, from 51 employees as of December 31, 1999 to 166 employees as of December 31, 2000.

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

        Interest expense remained consistent from 1999 to 2000, decreasing by less than one percent from $21,011,474 for the year ended December 31, 1999 to $20,989,014 for the year ended December 31, 2000. Interest expense primarily relates to our 12 3/4% Senior Notes Due 2008.

        For the year ended December 31, 2000, we recorded a net loss of $43,535,508 compared to $27,529,768 for the year ended December 31, 1999. The increase in net loss is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

        Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. Capital expenditures were approximately $48.6 million, $76.7 million and $41.9 million for the years ending December 31,

1999, 2000 and 2001, respectively. We expect to continue to have substantial capital requirements in connection with (i) the expansion and improvement of our existing network, (ii) the connection of additional buildings and customers to our network, (iii) the purchase of additional telecommunication equipment, and (iv) additional expenses required to operate and maintain existing facilities.

        We have funded a substantial portion of these expenditures through our public offerings of equity and debt completed on August 5, 1998, which resulted in net proceeds to us of approximately $218,000,000 (after deducting expenses), of which $72,000,000 was placed in escrow to cover the first seven semi-annual interest payments on our 12 3/4% Senior Notes due 2008, as well as additional convertible debt issuances totaling $26,500,000 in 2001 and vendor financing.

        The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before we can connect revenue-generating customers. Although we plan to focus our future capital spending primarily on construction and deployment of the network to support customer demands, we expect to continue to experience negative cash flow after investing activities for the foreseeable future. Accordingly, our ability to continue this expansion will be limited by our current capital resources, including new commitments for funding resulting from the discussions discussed below, until sufficient cash flow after investing activities is generated.

        Net cash used in operating activities was $17,970,325, $9,760,691 and $10,488,858 for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in operations for the year ended December 31, 2001 increased compared to the year ended December 31, 2000 as a result of an increase in operating costs, primarily during the first half of 2001, to support the overall growth in business volume during the year. At the same time, net cash used in operations as a percentage of revenues decreased from 74% to 40% for the years ended December 31, 2000 and 2001, respectively, and has improved consistently through the latter part of 2001 as a result of our cost-cutting measures in August 2001 and our overall focus on operating efficiencies and cost management. As a result, we expect to begin generating positive cash flows from operations during the fourth quarter of 2002.

        Cash used in investing activities totaled $68,323,061, $16,660,455 and $40,927,865 for the years ended December 31, 1999, 2000 and 2001, respectively. Our capital expenditures have consisted primarily of construction and deployment of telecommunications equipment to build and expand our communications network in the Northeast and Mid-Atlantic regions to support customer demands.

        Cash flow provided by financing activities was $33,323,983, $42,302,915 and $43,360,680 for the years ended December 31, 1999, 2000 and 2001, respectively. Cash flow from financing activities during 2001 was generated from the issuance of $26,500,000 of subordinated convertible notes payable due 2008 to Northeast Utilities and Exelon bearing interest at a rate of 18%, cash received under our agreements with CEC and Exelon, and the release of the restricted cash placed in escrow in connection with our 1998 initial public offering of NEON Optica's 12 3/4% Senior Notes Due 2008. All proceeds from the release of the restricted cash were used to pay our interest payments due under NEON Optica's Senior Notes.

        As of December 31, 2001, we had contractual cash obligations as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases	$50,862,000	$5,269,000	$9,941,000	$8,619,000	$27,033,000
Fiber leases	115,837,000	6,142,000	12,284,000	12,284,000	85,127,000

Total contractual cash obligations	$166,699,000	$11,411,000	$22,225,000	$20,903,000	$112,160,000

        We do not maintain any off-balance sheet financing arrangements.

        We anticipate that we will continue to experience negative cash flow as we expand our network, deploy telecommunications electronic equipment and market our services to an expanding customer base, even as we focus on more customer-financed expansion activities. For the foreseeable future, cash provided by operations will not be sufficient to fund operations (including servicing our outstanding debt) and the expansion and development of our network in the Northeast and Mid-Atlantic regions. As a result, we will require additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity or debt securities if we are to complete our expansion as currently planned. As of December 31, 2001, we had approximately $12,600,000 in unrestricted cash, cash equivalents, and short-term investments, compared to approximately $20,650,000 as of December 31, 2000. As discussed below, we are in discussions to arrange additional funding which we believe will provide sufficient cash flow to cover operations and capital expenditures for the foreseeable future.

        On December 6, 2001, we announced that we had retained the services of Credit Suisse First Boston ("CSFB") as our financial advisor to explore potential financing options and to evaluate other strategic alternatives, including debt restructuring, in order to position us for growth in the year 2002 and beyond. In order to conserve cash for operations during this process, we elected not to make the December 31, 2001 and March 31, 2002 payments on NEON Optica's 15% equipment note, which would have totaled approximately $14.6 million. As a result, under the terms of the note, the note holder has the option to accelerate payments due under the note, which total approximately $42 million. If the note holder elects to accelerate such payments, this action would also trigger a cross-acceleration provision under NEON Optica's Senior Notes. Subsequent to December 31, 2001, the equipment note was sold by Nortel Networks, Inc. to a group of financial investors. We have not received a waiver for non-payment of amounts due under the note, but to date, the note holders have not sought to accelerate the outstanding note balance. In February 2002, we announced that we have been in discussions with a group of Senior Note holders (collectively, "Holders") regarding a possible restructuring of NEON Optica's Senior Notes. The Holders, in the aggregate, own more than two-thirds of the outstanding principal amount of NEON Optica's Senior Notes. As part of these discussions, the Holders initially requested that NEON Optica defer the February 15, 2002 interest payment due on the Senior Notes while the Holders explored certain tax considerations. Subsequently, the Holders requested that payment be made while the restructuring process continues. Such payment was made in April 2002.

        In addition to the Holders, we are in discussions with the holders of NEON Optica's 15% equipment note and holders of our 18% subordinated convertible notes regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the plan. We are also in discussions with the Holders regarding an equity investment. Along with the restructuring of our debt, the equity investment would result in significant dilution of our currently outstanding equity but would enable us to fully fund our business plan for the foreseeable future.

        If we successfully complete the restructuring of our debt and receive the additional financing discussed above, we expect to have funds sufficient to finance our operations and capital expenditures for the foreseeable future based on our improving results from operations, our ability to manage capital expenditures and our available cash. Management believes that it will be able to complete its restructuring and capital raising activities during 2002. However, we cannot assure you that we will successfully complete the restructuring of our debt and financing discussed above. If we are unable to complete these transactions, we would be forced to downsize our operations and capital expenditures, delay our network expansion and customer growth plans and obtain alternative financing in order to be able to continue our operations. If we are unable to obtain such financing, we will likely be required to file for bankruptcy protection, which could have a material adverse effect on our financial results.

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

Transactions with Related Parties

        In 1994 and 1995, we entered into a series of agreements with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to these agreements, we have acquired indefeasible rights-of-use in fiber optic filaments along Northeast Utilities' rights-of-way and pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that we generate on the portion of our network located on Northeast Utilities' rights-of-way, as such gross revenues exceed predefined limits as specified in our agreements with Northeast Utilities. To date, none of the limits has been exceeded. Northeast Utilities has waived a portion of our right-of-way fees on certain route segments for 10 years. Under our agreements, 12 fibers on designated route segments of our network in Northeast Utilities' service territory are owned by and have been set aside for Northeast Utilities' use. Northeast Utilities may lease the 12 fibers to third parties and is free to use these fibers to compete with us. Costs of approximately $6,100,000 associated with the construction of the 12 fibers are included in prepaid right-of-way fees—related party in the accompanying consolidated balance sheet and are being recognized as a cost of revenues ratably over 10 years.

        Our agreements with Northeast Utilities provide for payments on a per-mile basis for certain right-of-way extensions. Approximately $680,000 related to right-of-way fees was included in accrued expenses at December 31, 2000 and 2001. Such payments are being recognized ratably over the 30-year term of the contract.

        We paid Northeast Utilities approximately $1,159,000, $851,000 and $428,000 in 1999, 2000 and 2001, respectively, for materials, labor and other contractor charges. Approximately $788,000 and $909,000 was included in accounts payable—communications network at December 31, 2000 and 2001, respectively.

        In January 1997, we entered into an agreement with Central Maine Power Company, a subsidiary of Energy East Corporation, in which Central Maine Power granted to us a right-of-use in fiber optic filaments within a cable along a designated route in Central Maine Power's service territory. In exchange for the rights-of-use, we agreed to pay to Central Maine Power an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment. We paid approximately $132,000, $147,000 and $144,000 to Central Maine Power in right-of-way fees for the years ended December 31, 1999, 2000 and 2001, respectively.

        During the years ended December 31, 1999, 2000 and 2001, we paid Central Maine Power and/or Union Water and Power, a subsidiary of Energy East, $241,000, $1,307,000 and $1,010,000, respectively, for materials, labor and other contractor charges. Approximately $215,000 and $70,000 was included in accounts payable—communications network at December 31, 2000 and 2001, respectively.

        In January 2001, we entered into an agreement with CEC in which we granted CEC a 20-year IRU in certain fibers and a 36-month lease of certain other fibers along a route segment between White Plains, NY and New York City. The 36-month lease will convert into a 17-year IRU at the end of the lease period upon a one-time payment of $1.00. The agreement provides for an up-front payment from CEC of $4,000,000 and an additional $3,172,500 due from CEC in monthly payments of $88,125 over the 36-month lease period. A portion of the fibers provided to CEC will be included in the IRU granted from CEC to us under the September 2000 agreement with CEC (see Item 1.—Right-of-Way Agreements). We provided the fiber under this agreement to CEC in May, 2001. We have accounted for this transaction as a fixed asset sale and sales-type lease and have recorded a gain in the second quarter of 2001 of approximately $1,515,000, which is included in other income in the consolidated statement of operations.

        We believe that the fees payable under the agreements with related parties are reasonable and are comparable to those which would have been negotiated on an arm's-length basis with an unaffiliated third party.

        We have employment and non-competition agreements with two of our officers. These agreements provide for employment and related compensation, and restrict the individuals from competing, as defined, with us during the terms of their agreements and for up to one year thereafter. These agreements also provide for stock options under our stock option plan and for severance payments upon termination under circumstances defined in these agreements.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 is not expected to have a material effect on our consolidated financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. In connection with the transition to this new accounting standard, we are required to assess whether there is an indication that goodwill is impaired as of the date of adoption by comparing the fair value and the carrying value of our assets and liabilities, including goodwill and other intangible assets. To the extent the carrying amount exceeds the fair value, we must compare the implied fair value of the goodwill with the carrying amount, both of which would be measured as of the date of adoption. This analysis is required to be completed no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the statement of operations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 in the quarter ended March 31, 2002, and have determined that we will be required to take a one time, non-cash charge of approximately $72,350,000, reflected as a cumulative effect of a change in accounting principle, to write off all of our goodwill and other identifiable intangible assets (approximately $4,200,000 of this amount was included in the subscription receivable as of December 31, 2001).

Amortization expense related to goodwill and other identifiable intangible assets was approximately $1,806,000 for each of the years ended December 31, 1999, 2000 and 2001.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this Statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. This Statement is not expected to have a material effect on our financial statements.

RISK FACTORS

        There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below, and the information contained in this Annual Report on Form 10-K should be read in light of such factors. Any of the following factors could have a material adverse effect on our business and our future operating results.

Risk Relating to Our Financial Situation

Our ability to continue as a "going concern" is uncertain.

        To date, we have funded our operations through both private and public debt and equity offerings. We have experienced significant net losses throughout our history and are currently experiencing cash flow problems. As a result, we will need additional financing in order to fund our operations and carry out our business plan. As discussed in "Liquidity and Capital Resources," we have been in discussions with our debt holders regarding additional funding as well as a restructuring of our debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the plan.

        We have incurred cumulative net losses since our inception of approximately $203,000,000, including a one-time non-cash charge of $60,000,000 recorded in the third quarter of 2001. As of December 31, 2001, we had approximately $12,600,000 in unrestricted cash and cash equivalents.

        We are currently in default under the terms of NEON Optica's 15% equipment note payable. As a result, the note holder has the option to demand immediate payment of the remaining principal and accrued interest due under the note, which total approximately $42 million. If the note holder elects to accelerate such payments, this action would also trigger a cross-acceleration provision under NEON Optica's $180 million 12 3/4% Senior Notes. Subsequent to December 31, 2001, the equipment note payable was sold by Nortel Networks, Inc. to a group of financial investors. We have not received a waiver for non-payment of amounts due under the note, but to date, the note holders have not sought to accelerate the outstanding note balance. If the note holders choose to accelerate the note balance, we could be forced to file for protection under federal bankruptcy laws. In addition, one or more of these holders could take action to pursue their contractual and legal rights against us, including, for example, filing a lawsuit against us, initiating an action to foreclose on the collateral securing such debt or filing an involuntary petition for bankruptcy. If any of these actions are taken, there can be no assurance that we will be able to achieve a satisfactory restructuring of our capital structure or that we will be able to continue as a going concern.

        Upon completion of the restructuring of our debt and receipt of the additional financing discussed above, we expect to have funds sufficient to finance our operations and capital expenditures for the foreseeable future based on our improving results from operations, our ability to manage capital expenditures and our available cash and other sources of funding. Management believes that these transactions will be completed. However, we cannot assure you that we will successfully complete the restructuring of our debt and financing discussed above. If we are unable to complete these transactions, we would be forced to downsize our operations and capital expenditures, delay our network expansion and customer growth plans and obtain alternative financing in order to be able to continue our operations. If we are unable to obtain such financing, we will likely be required to file for bankruptcy protection, which could have a material adverse effect on our financial results.

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

        The telecommunications industry is highly competitive. We face substantial competition from companies with significantly greater financial and other resources whose capacity is interchangeable with the capacity we offer, including incumbent local telephone companies, national long-haul and regional carriers, dark fiber providers and metro carriers. In addition, potential competitors capable of offering services similar to those offered by us include other communications service providers that own and operate their own networks and equipment, including cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks. Three of our principal stockholders, Northeast Utilities, New England Business Trust (an affiliate of Energy East Corporation) and Consolidated Edison Communications, Inc., each own or have rights, through one or more affiliates, to fibers in the cable that includes a portion of our network, which permits each of them to compete directly with us in the future if they use these fibers for purposes other than their corporate requirements. Our rights-of-way are non-exclusive so that other service providers (including the utilities themselves) could install competing networks using the same rights-of-way.

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

A limited number of customers has accounted for a significant percentage of our revenues and accounts receivable.

        Historically, a limited number of customers has accounted for a significant percentage of our revenues and accounts receivable. In 1999, three customers accounted for 18%, 16% and 13% of revenues, respectively. In 2000, two customers accounted for 16% and 10% of revenues, respectively. In 2001, one customer accounted for 10% of revenues. At December 31, 2000, one customer represented 21% of our accounts receivable. At December 31, 2001, two customers represented 27% and 21%, respectively, of our accounts receivable. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a relatively small number of customers.

Our success depends on our retention of certain key personnel, our ability to hire additional qualified personnel and the maintenance of good labor relations.

        We depend on the performance of our executive officers and key employees. In particular, our senior management has significant experience in the telecommunications industry and the loss of any of them could negatively affect our ability to execute our business strategy. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource, and managerial personnel as we expand our network. Competition for such qualified personnel is high. The recent significant drop in our stock price has greatly reduced or eliminated the value of stock options held by our employees, making it more difficult to motivate and retain employees. Our business will be harmed if we cannot attract and retain the necessary qualified personnel.

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

        Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan. To date, Consolidated Edison Communications has not delivered certain network assets in a timely fashion under our original agreements with them. Furthermore, the September 11, 2001 terrorist attacks on the World Trade Center buildings in New York City resulted in massive damage to the utility infrastructure in southern Manhattan. As a result, we expect that Consolidated Edison will be required to divert resources from the construction of Consolidated Edison Communication's network in New York City to the repair and reconstruction of the utility infrastructure in the vicinity of the disaster site. The construction of Consolidated Edison Communication's network has already been substantially delayed, and any further delay could harm our business.

The expenditures necessary to sufficiently expand our fiber optic network and develop our services in order to satisfy the current and forecasted demands of our customers may surpass our available cash, and we may be unable to obtain additional capital to develop our services on a timely basis and on acceptable terms.

        Although we have expended significant resources in building our network and the development of our customer base, we will require significant additional cash in order to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. These expenditures for expansion and for more services, together with associated operating expenses, will reduce our cash flow and profitability until we establish an adequate customer base throughout all of our coverage areas. To date, we have expended substantial amounts on construction of our network from the proceeds of our financing activities and, accordingly, we have generated negative cash flow. If we are unable to complete our financing transactions with the group of note holders, we will need to obtain additional capital to carry out our planned expansion of our services and to increase our service territory, and we cannot assure you that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

We obtain some of the key components used in our fiber optic network from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could disrupt our operations and result in a substantial loss of revenues.

        We depend upon a small group of suppliers for some of the key components and parts used in our network. In particular, we purchase cable from OFS Fitel Cable and from Corning Cable Systems, and we purchase fiber optic equipment from Nortel Networks, Cisco Systems and Sycamore Networks. Any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our network could disrupt our operations.

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

        We believe that it is possible that a number of landowners could make similar claims against us based on our use of utility rights-of-way for our telecommunications purposes. We believe that the easements granted by a substantial number of landowners to grantors of our indefeasible rights-of-use are similar in scope to those with respect to which claims have been asserted, and we cannot guarantee that claims will not be made in the future.

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

        Our rights-of-way agreements with Northeast Utilities, Central Maine Power and Consolidated Edison Communications, Inc. contain provisions which acknowledge the right of these companies to make the provision of electrical services to their own customers their top priority. These companies are required only to exercise "reasonable care" with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair operation of our network. In addition, some of our ongoing operational efforts are constrained by the limited ability of the utilities to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. We have experienced construction delays in the past as a result of such inability to timely de-energize certain segments and we may experience such delays in the future.

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

        While we generally do not deal directly with end-users of telecommunications and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats certain Internet service providers purchasing telecommunications as end-users. Our revenues from providing telecommunications to end-users, which represent a portion of our revenues, are therefore subject to an assessment of 6.9% for the fourth quarter of 2001 and 6.8% in the first quarter of 2002. Such assessments vary and may increase from quarter to quarter. If the annual contribution amount would be less than $10,000, we would qualify for a de minimus exemption from contribution to the Fund. Our required contributions to the Universal Service Fund for the years ended December 31, 2000 and 2001 were approximately $39,000 and $52,000, respectively.

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

        The Telecommunications Act of 1996 requires incumbent local telephone companies to provide elements of their networks to competitors on an unbundled basis. The FCC determined that dark fiber is a network element that incumbent local telephone companies must provide to others. The availability of this alternative source of supply may increase competition among providers of dark fiber services and could decrease the demand for our dark fiber.

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
  •
  NEON Optica's $180,000,000 12 3/4% Senior Notes Due 2008; and
  •
  NEON Optica's $46,250,000 15% equipment note due 2003.

        Our high degree of debt could have adverse consequences to the holders of NEON Communications' equity securities or NEON Optica's debt securities. If we are unable to restructure such debt, a substantial portion of our cash flow will be dedicated to the payment of interest associated with our debt, and such cash flow may be insufficient to meet our payment obligations on our debt in addition to paying other obligations as they become due. In addition, due to our leverage ratio, our ability to obtain any necessary financing in the future for completion of our network or other purposes may be impaired. Also, certain of our future borrowings may be at variable rates of interest that could cause us to be vulnerable to increases in interest rates. Because we are highly leveraged, we may be at a competitive disadvantage to our competitors and may be especially vulnerable to a downturn in our business or the economy generally, or to delays in or increases in the costs of operating and constructing our network.

        On December 6, 2001, we announced that we had retained the services of Credit Suisse First Boston ("CSFB") as our financial advisor to explore potential financing options and to evaluate other strategic alternatives, including debt restructuring, in order to position us for growth in the year 2002 and beyond. We have been in discussions with the holders of NEON Communications' and NEON Optica's debt securities regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the plan. Management believes that it will be able to complete its restructuring activities during 2002. However, there can be no assurance that these activities will be successful.

In connection with NEON Optica's substantial public debt and our high degree of debt, we and NEON Optica have agreed to significant restrictions on our operations that limit our ability to enter into major corporate transactions, and as a result we may be unable to pursue potential corporate opportunities which would benefit us and our stockholders.

        The indenture under which NEON Optica's debt was issued imposes significant operating and financing restrictions on us and our present and future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends and make other restricted payments, create liens, issue and sell capital stock of subsidiaries, guarantee indebtedness, sell assets or consolidate, merge or transfer all or substantially all of our assets. Furthermore, our subordinated convertible debt with Exelon and Mode 1 limit our ability to incur additional indebtedness. These limitations could prevent us from exploiting corporate opportunities as they arise, which could be detrimental to the interests of our stockholders.

        As discussed above, NEON Optica's debt would be included in our debt restructuring efforts.

Our public debt is thinly traded and is currently trading substantially below its face amount. As a result, we are currently pursing a restructuring plan for this debt in order to reduce future cash interest and principal payments.

        We are aware that our 12 3/4% Senior Notes due 2008 issued by NEON Optica are thinly traded and are currently trading substantially below their face amount. As discussed above, we retained the services of CSFB as our financial advisor to explore strategic alternatives, including debt restructuring, in order to position us for growth in the year 2002 and beyond. Along with CSFB, we have been in discussions with the holders of NEON Communications' and NEON Optica's debt securities regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the plan. Management believes that it will be able to complete its restructuring activities during 2002. However, there can be no assurance that these activities will be successful.

Our stock price is volatile.

        The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated widely in the past year and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of our common stock include:

  •
  the status of our debt restructuring efforts;
  •
  lack of liquidity of our common stock following completion of the debt restructuring;
  •
  future announcements concerning us or out competitors;
  •
  our ability to obtain future financing;
  •
  delays in the expansion of our network and in general implementation of our business plan;
  •
  results of technological innovations; and
  •
  changes in recommendations of securities analysts and rumors that may be circulated about us or our competitors.

        Our future earnings and stock price may be subject to significant volatility. Shortfalls in our revenues or earnings or delays in network build-out in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management's attention and resources which could, in turn, have a material adverse effect on our business and financial condition.

The liquidity of our common stock could be adversely affected if we are de-listed from the Nasdaq National Market.

        From time to time, our common stock has failed to maintain a minimum bid price of $3.00 per share. On March 1, 2002, we received a standard notification from the Nasdaq National Market that we have failed to meet its requirements for continued listing. We have 90 days from the notice date to regain compliance by having a minimum bid price for our common stock at $3.00 or greater for a minimum period of 10 consecutive business days during the 90-day compliance period. We do not expect to maintain a minimum bid price above $3.00 and therefore expect that our common stock will be de-listed from the Nasdaq National Market.

        In the event that we are de-listed from the Nasdaq National Market, shares of our common stock may trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

        A delisting from the Nasdaq National Market may have a material adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. A delisting from the Nasdaq National Market may also make us ineligible to use Form S-3 to register shares of our common stock with the SEC, therefore, making it more expensive to register shares of our common stock.

If our common stock is de-listed from the Nasdaq National Market, it may be subject to the "penny stock" regulations which may affect the ability of our stockholders to sell their shares.

        If Nasdaq de-lists our common stock, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse's income). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market. Regulations of the SEC define "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker-dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk related to changes in interest rates, but do not believe that this exposure is material. We do not use derivative financial instruments for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Stockholders of NEON Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of NEON Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of NEON Communications, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEON Communications, Inc. and subsidiary as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is projecting an operating loss for 2002 and will not generate sufficient cash flow from operations to fully fund operating costs, capital expenditures and debt service for the year. To conserve cash for operations, the Company elected not to make payments on an equipment note which gives the lender the right to accelerate the due date of its note and could trigger cross-acceleration provisions in NEON Optica's senior debt (see Note 7). These factors raise significant doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including the Company's investment in property and equipment ($238,040,852), or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP

Boston, Massachusetts
April 12, 2002

NEON COMMUNICATIONS, INC.

Consolidated Balance Sheets

	December 31,
	2000	2001
Assets
Current Assets:
Cash and cash equivalents	$20,650,158	$12,594,115
Short-term restricted investments (Note 7(a))	24,452,374	14,254,180
Accounts receivable, net of allowance of approximately $376,000 and $774,000 in 2000 and 2001, respectively	2,725,732	4,770,117
Prepaid expenses and other current assets	413,764	1,340,163

Total current assets	48,242,028	32,958,575

Property and Equipment, net	161,425,167	238,040,852
Restricted Investments (Note 7(a))	10,851,258	—
Intangible and Other Assets, net (Note 6)	61,418,238	81,268,714

	$281,936,691	$352,268,141

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,559,425	$5,193,414
Accounts payable—Communications network	11,874,368	5,666,006
Accrued expenses	14,205,608	22,083,772
Deferred revenue	735,105	1,722,091
Current portion of long term obligations	—	37,067,102

Total current liabilities	48,374,506	71,732,385

Deferred revenue, net of current portion	3,989,670	15,145,571
Accounts payable—Communications network, net of current portion	13,650,642	—
Long-term obligations	180,000,000	205,417,760
Commitments and Contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized;
Issued and outstanding—18,753,870 and 19,948,090 shares at December 31, 2000 and 2001, respectively	187,539	199,481
Restricted common stock—2,580,412 and 1,386,972 shares issued and outstanding at December 31, 2000 and 2001 (Note 2)	25,804	13,870
Subscription receivable (Note 2)	(167,431,217)	(27,571,232)
Additional paid-in capital	289,445,281	290,317,240
Accumulated deficit	(86,305,534)	(202,986,934)

Total stockholders' equity	35,921,873	59,972,425

	$281,936,691	$352,268,141

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	1999	2000	2001
Revenues:
Network services	$3,152,348	$10,785,162	$23,274,823
Other services	2,512,928	2,397,791	3,275,822

Total revenues	5,665,276	13,182,953	26,550,645

Expenses:
Cost of revenues	6,365,758	10,907,860	17,099,583
Selling, general and administrative	7,380,351	16,188,505	25,026,073
Depreciation and amortization	6,149,720	11,812,255	18,994,543
Writedown of subscription receivable (Note 2)	—	—	60,000,000

Total expenses	19,895,829	38,908,620	121,120,199

Loss from operations	(14,230,553)	(25,725,667)	(94,569,554)

Other Income (Expense):
Interest and other income	7,712,259	4,903,180	3,329,722
Interest expense	(21,011,474)	(20,989,014)	(25,441,568)

Total other expense, net	(13,299,215)	(16,085,834)	(22,111,846)

Loss Before Cumulative Effect of Change in Accounting Principle	(27,529,768)	(41,811,501)	(116,681,400)
Cumulative Effect of Change in Accounting Principle (Note 3(c))	—	(1,724,007)	—

Net Loss	$(27,529,768)	$(43,535,508)	$(116,681,400)

Basic and Diluted Loss per Share Before Cumulative Effect of Change in Accounting Principle	$(1.70)	$(2.43)	$(6.07)

Basic and Diluted Loss per Share from Cumulative Effect of Change in Accounting Principle	$—	$(0.10)	$—

Basic and Diluted Loss per Share	$(1.70)	$(2.53)	$(6.07)

Basic and Diluted Weighted Average Shares Outstanding	16,172,026	17,235,465	19,222,983

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Restricted Common Stock
	No. of Shares	$0.01 Par Value	No. of Shares	$0.01 Par Value	Subscription Receivable	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 1998	16,066,333	$160,663	—	$—	$—	$8,595	$108,105,684	$(15,240,258)	$93,034,684
Exercise of common stock options	163,002	1,630	—	—	—	—	1,666,116	—	1,667,746
Exercise of warrants	164,199	1,642	—	—	—	(8,595)	7,640	—	687
Compensation expense related to the issuance of stock options to nonemployees	—	—	—	—	—	—	293,441	—	293,441
Net loss	—	—	—	—	—	—	—	(27,529,768)	(27,529,768)

Balance, December 31, 1999	16,393,534	163,935	—	—	—	—	110,072,881	(42,770,026)	67,466,790
Exercise of common stock options	332,870	3,329	—	—	—	—	3,530,125	—	3,533,454
Payment of issuance costs for demand registration (Note 8(b))	—	—	—	—	—	—	(215,424)	—	(215,424)
Issuance of common and restricted common stock in exchange for assets (Note 2)	2,027,466	20,275	2,580,412	25,804	(167,431,217)	—	176,057,699	—	8,672,561
Net loss	—	—	—	—	—	—	—	(43,535,508)	(43,535,508)

Balance, December 31, 2000	18,753,870	187,539	2,580,412	25,804	(167,431,217)	—	289,445,281	(86,305,534)	35,921,873
Exercise of common stock options	780	8	—	—	—	—	7,309	—	7,317
Issuance costs for common stock transaction (Note 2)	—	—	—	—	—	—	(285,350)	—	(285,350)
Amendment of stock purchase agreement and writedown of subscription receivable (Note 2)	1,193,440	11,934	(1,193,440)	(11,934)	60,000,000	—	—	—	60,000,000
Beneficial conversion related to issuance of convertible notes (Note 7(b))	—	—	—	—	—	—	1,150,000	—	1,150,000
Receipt of assets due under stock purchase agreement (Note 2)	—	—	—	—	79,859,985	—	—	—	79,859,985
Net loss	—	—	—	—	—	—	—	(116,681,400)	(116,681,400)

Balance, December 31, 2001	19,948,090	$199,481	1,386,972	$13,870	$(27,571,232)	$—	$290,317,240	$(202,986,934)	$59,972,425

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	1999	2000	2001
Cash Flows from Operating Activities:
Net loss	$(27,529,768)	$(43,535,508)	$(116,681,400)
Adjustments to reconcile net loss to net cash used in operating activities—
Writedown of subscription receivable (Note 2)	—	—	60,000,000
Cumulative effect of change in accounting principle (Note 3(c))	—	1,724,007	—
Gain on disposal of property and equipment, net	—	—	(1,489,785)
Compensation expense from the issuance of stock options to nonemployees	293,441	—	—
Amortization of deferred financing and interest costs	1,150,940	1,305,104	4,388,246
Depreciation and amortization	6,149,720	11,812,255	18,994,543
Changes in assets and liabilities—
Accounts receivable	(1,746,286)	(867,531)	(2,044,385)
Refundable taxes from related party	755,838	—	—
Prepaid expenses and other current assets	12,624	80,559	(1,171,366)
Accounts payable	3,461,069	17,776,071	7,494,237
Accrued expenses	(376,409)	(29,010)	7,878,164
Deferred revenue	(141,494)	1,973,362	12,142,888

Net cash used in operating activities	(17,970,325)	(9,760,691)	(10,488,858)

Cash Flows from Investing Activities:
Purchases of short-term investments	(140,221,362)	(177,305,849)	—
Proceeds from sales of short-term investments	122,000,000	244,109,160	—
Proceeds from sale of property and equipment	—	—	4,034,830
Purchases of property and equipment	(48,583,642)	(76,716,670)	(41,916,091)
Increase in intangible and other assets	(1,518,057)	(6,747,096)	(3,046,604)

Net cash used in investing activities	(68,323,061)	(16,660,455)	(40,927,865)

Cash Flows from Financing Activities:
Increase (decrease) in accounts payable—communications network	11,473,489	11,403,802	(370,078)
Proceeds from issuance of convertible debt	—	—	26,500,000
Payments on long-term obligations	(127,619)	—	(5,781,250)
Decrease in restricted cash and investments	20,309,680	18,908,522	21,049,452
Proceeds from issuance of common stock	—	8,672,561	—
Proceeds from stock subscription receivable	—	—	2,240,589
Payment of common stock issuance costs	—	(215,424)	(285,350)
Proceeds from exercise of common stock options and warrants	1,668,433	3,533,454	7,317

Net cash provided by financing activities	33,323,983	42,302,915	43,360,680

Net (Decrease) Increase in Cash and Cash Equivalents	(52,969,403)	15,881,769	(8,056,043)
Cash and Cash Equivalents, beginning of year	57,737,792	4,768,389	20,650,158

Cash and Cash Equivalents, end of year	$4,768,389	$20,650,158	12,594,115

Supplemental Disclosure of Cash Flow information:
Cash paid during the year for—
Interest	$20,384,830	$20,362,370	$25,605,870

Taxes	$189,250	$132,550	$229,337

Supplemental Disclosure of Noncash Investing and Financing Activities:
Beneficial conversion related to issuance of convertible notes (Note 7(b))	$—	$—	$1,150,000

Increase (decrease) in stock subscription receivable	$—	$167,431,217	$(79,859,985)

Issuance of equipment note payable (Note 7(c))	$—	$—	$46,250,000

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS

Notes to Consolidated Financial Statements

December 31, 2001

(1) Operations

        NEON Communications, Inc. (the "Company" or "NEON") and its subsidiaries are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks and is a leading provider of advanced optical networking solutions and services in the Northeast and Mid-Atlantic regions of the United States.

        To date, the Company has recorded revenues principally from network transport and related services contracts and has incurred cumulative operating losses of approximately $203,000,000, including the effect of a one time non-cash charge of $60,000,000 described in Note 2. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services, the increasing demands placed on equipment in worldwide telecommunications networks and the demand for telecommunications capacity compared to the supply currently available.

        In September 2000, the Company completed its second reorganization, under the terms of which NEON Communications, Inc. became the parent holding company of Northeast Optic Network, Inc. At the same time, Northeast Optic Network, Inc. changed its name to NEON Optica, Inc. The common stock of NEON Communications, Inc. is traded on the Nasdaq National Market under the symbol "NOPT," with NEON Optica, Inc., the operating entity, as a wholly owned subsidiary of NEON Communications, Inc. The names were changed to reflect the fact that NEON is now doing business in both the Northeast and the Mid-Atlantic regions.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the year 2002. The Company is subject to risks common to telecommunications companies including, but not limited to, the development of new products and services, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to meet its operating plans. The Company is projecting an operating loss for 2002 and will not generate sufficient cash flow from operations to fully fund operating costs, capital expenditures and debt service for the year. To conserve cash for operations, the Company elected not to make payments on an equipment note which gives the lender the right to accelerate the due date of its note and could trigger cross-acceleration provisions in NEON Optica's senior debt (see Note 7). These factors raise significant doubt about the Company's ability to continue as a going concern. The Company's ultimate success is dependent upon its ability to restructure its senior debt, raise sufficient equity capital to fund its business plan for the foreseeable future, and successfully develop and market its products. As discussed below, the Company is developing a plan to restructure its debt and is seeking additional equity capital. However, there can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including the Company's investment in property and equipment ($238,040,852), or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        As noted above, the Company will not generate sufficient cash flow from operations to fully fund its business plan for the foreseeable future. Accordingly, the Company is developing a plan to restructure its debt and is seeking additional equity capital that will enable it to fully fund its business plan.

        In connection with its restructuring process, the Company engaged Credit Suisse First Boston ("CSFB") as its financial advisor during the fourth quarter of 2001. Along with CSFB, the Company is in discussions with a group of note holders representing more than two-thirds of NEON Optica's $180 million Senior Notes (collectively, "Holders"); the holders of the 15% equipment note; and holders of the Company's 18% subordinated convertible notes regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the plan. In addition, the Company is in discussions with the Holders regarding an equity investment. Along with the exchange of the Company's debt, these equity investments would enable the Company to fully fund its business plan for the foreseeable future. Management believes that it will be able to complete its restructuring and capital-raising activities during 2002. However, there can be no assurance that these activities will be successful.

(2) Network Connectivity Purchases in Exchange for Stock

        On September 14, 2000, the Company closed an agreement with Consolidated Edison Communications, Inc. (CEC) under which CEC agreed to grant the Company an indefeasible right to use (IRU) fiber optic facilities on the CEC network to provide network transport and carrier services in its service area, which includes New York City and Westchester County, New York. At the same time, CEC also agreed to provide connectivity from NEON's backbone network to its local distribution facilities in its service area. This communications network operates under the NEON brand, expanding NEON's network into and around New York. The term of the IRU granted under the CEC agreement is for no less than 25 years. In addition to the IRUs and intangible assets, CEC agreed to contribute to the Company cash totaling $11,300,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence (POP) and related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. As part of the agreement, the Company has issued 2,476,735 shares of common stock to CEC, of which 56% was restricted as of December 31, 2001, with such restrictions to lapse incrementally upon the completion of certain milestones over the terms of the agreement, as detailed in the contract with CEC. This transaction resulted in CEC owning approximately 10.5% of NEON's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon Enterprises Management, Inc. (Exelon), and a subsidiary of Northeast Utilities, CEC has nominated a member of the Company's Board of Directors. In connection with this transaction, the Company recorded a subscription receivable on the accompanying consolidated balance sheet for the value of these assets, based upon an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under this agreement. As network assets are received under this agreement, the related subscription receivable amount is transferred to fixed and intangible assets. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRU granted under this agreement. As of December 31, 2001, approximately $77,620,000 of the subscription receivable has been transferred to fixed and intangible assets as network assets have been received and $1,790,000 has been received in cash, while certain fiber optic facilities and approximately $4,900,000 in cash remain due under this arrangement.

        On September 14, 2000, the Company also closed a similar agreement with Exelon. Under the initial agreement, the Company issued 2,131,143 shares of common and restricted common stock to Exelon, which resulted in Exelon owning approximately 9.1% of NEON's fully diluted common stock, and received cash totaling approximately $3,300,000 from Exelon. Exelon also entered into a stockholders' agreement among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, whereby Exelon has nominated a member of the Company's Board of Directors. In connection with the September 2000 agreement, the Company recorded a subscription receivable on the accompanying consolidated balance sheet for the value of the assets, as determined based on an independent appraisal of the value of the tangible and intangible assets to be received. On August 10, 2001, the Company closed financing of $11,500,000 in the form of an 18% subordinated convertible note ("Exelon Convertible Note") with Exelon (see Note 7(b)) and modified the September 2000 agreement. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon, payable either in cash or forgiveness of indebtedness represented by the Exelon Convertible Note on or before April 2002 in lieu of providing the IRU, services and other cash proceeds required under the September 2000 agreement with Exelon. In February 2002, Exelon delivered notice to the Company to apply the $10 million as forgiveness of indebtedness under the Exelon Convertible Note. Pursuant to the Exelon Convertible Note purchase agreement, all restrictions on the common stock issued to Exelon in September 2000 were released. Upon closing the Exelon Convertible Note, the Company recorded a one-time, non-cash charge to operations of $60,000,000 to writedown the subscription receivable related to the Exelon transaction. Prior to the modification of the September 2000 agreement in August 2001, the Company had received $4,500,000 of cash from Exelon under this agreement.

        The Company incurred approximately $285,000 of non-reimbursable costs related to these transactions, which are shown as a reduction of additional paid-in capital in the accompanying consolidated statements of stockholders' equity.

(3) Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

(a) Principles of Consolidation

        The accompanying consolidated financial statements include the results of operations of NEON Communications, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts and goodwill and other long-lived tangible and intangible assets. Actual amounts could differ from those estimates.

(c) Revenue Recognition

        The services the Company provides include short-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) and longer-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue (see Note 3(f)). The Company also leases space to customers at its collocation facilities. Other services revenues includes these collocation service revenues as well as revenues from nonrecurring installation charges and design, engineering and construction services.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on applying generally accepted accounting principles to recognition of revenues. The Company adopted SAB No. 101 in the fourth quarter of 2000. Under the guidance of SAB No. 101, the Company recognizes revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges relate. Prior to the issuance of SAB No. 101, revenues for these nonrecurring services were generally recognized as services were performed because the Company had no further obligations. The Company adopted this new accounting guidance as of January 1, 2000.

        The Company has contracts with customers that provide service-level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits granted under these arrangements have not been material.

(d) Income Taxes

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

(e) Cash and Cash Equivalents

        The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of three months or less. As of December 31, 2001, all of the Company's marketable securities are classified as held-to-maturity and reported at amortized cost, which approximates fair market value. Cash and cash equivalents consist of the following:

	December 31,
	2000	2001
Cash and cash equivalents—
Cash	$934,969	$460,227
Money market	3,534,527	12,133,888
Commercial paper	9,205,932	—
U.S. Treasury notes	6,974,730	—

Total cash and cash equivalents	$20,650,158	$12,594,115

(f) Deferred Revenue

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

(g) Depreciation and Amortization

        The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives, as follows:

Communications network infrastructure	15–20 years
Network and office equipment	5–7 years
Leasehold improvements	Life of lease
Furniture and fixtures	7 years

(h) Long-Lived Assets

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

(i) Concentrations of Credit Risk and Significant Customers

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

        For the years ended December 31, 1999, 2000 and 2001, three customers, two customers and one customer accounted for 47%, 26% and 10% of revenues, respectively. As of December 31, 2001, two customers comprised 27% and 21%, respectively, of the Company's accounts receivable. As of December 31, 2000, one customer comprised 21% of the Company's accounts receivable.

(j) Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. The estimated fair value of the cash and cash equivalents, investments, accounts receivable and accounts payable approximates their carrying value.

        NEON Optica's $180,000,000 of 12 3/4% Senior Notes due 2008 are thinly traded and are currently trading substantially below their face amount. As of December 31, 2001, the fair value of the Senior Notes was approximately $36,000,000, based on the market price on that date. NEON Optica's 15% equipment note was sold by Nortel Networks, Inc. subsequent to December 31, 2001 to a group of financial investors. The Company estimates that the sale was made at a significant discount.

(k) Comprehensive Income (Loss)

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

(l) Loss per Share

        SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SAB No. 98, Computations of Earnings Per Share, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering in 1998. Basic and diluted loss per share was determined by dividing net loss by the weighted average common shares outstanding during the year. Common equivalent shares include convertible preferred stock and common stock options and warrants to the extent their effect is dilutive, based on the as-converted and treasury stock method, respectively. The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be antidilutive:

Years ended December 31,	1999	2000	2001
Common stock options	1,896,580	1,056,907	3,472,934
Restricted common stock	—	2,580,412	1,386,972

Total	1,896,580	3,637,319	4,859,906

(m) Reclassifications

        Certain prior-period amounts have been reclassified to conform with the current period presentation.

(n) New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. In connection with the transition to this new accounting standard, the Company is required to assess whether there is an indication that goodwill is impaired as of the date of adoption by comparing the fair value and the carrying value of our assets and liabilities, including goodwill and other intangible assets. To the extent the carrying amount exceeds the fair value, the Company must compare the implied fair value of the goodwill with the carrying amount, both of which would be measured as of the date of adoption. This analysis is required to be completed no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the statement of operations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company had approximately $68,150,000 of goodwill and other intangible assets, net of accumulated amortization, as well as a subscription receivable for $4,200,000 of additional goodwill and other intangible assets related to its transaction with CEC (see Note 2). The Company will adopt SFAS No. 142 in the quarter ended March 31, 2002, and has determined that it will be required to take a one time, non-cash charge of approximately $72,350,000, reflected as a cumulative effect of a change in accounting principle, to write off all of its goodwill and other identifiable intangible assets. Amortization expense related to goodwill and other identifiable intangible assets was approximately $1,806,000 for each of the years ended December 31, 1999, 2000 and 2001.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. Management does not believe that this statement will have a material effect on the Company's financial statements.

(4) Property and Equipment

        Property and equipment are stated at cost and consist of the following at December 31:

	2000	2001
Communications network infrastructure	$63,357,748	$149,496,610
Communications network construction-in-progress	43,263,853	28,823,314
Network and office equipment	49,675,422	70,064,141
Leasehold improvements	20,327,393	21,566,811
Furniture and fixtures	706,548	1,390,624

	177,330,964	271,341,500
Less—Accumulated depreciation and amortization	15,905,797	33,300,648

	$161,425,167	$238,040,852

(5) Communications Network Construction-in-Progress

        The Company is constructing a communications network in the Northeast and Mid-Atlantic regions. Costs directly related to the construction of the network are being capitalized and will be depreciated over the 20-year estimated useful life of the fiber optic transmission plant as individual segments of the network are placed in service. During 2000 and 2001, approximately $13,710,000 and $47,190,000, respectively, were placed in service. Approximately $3,095,000, $3,830,000 and $5,965,000 of interest has been capitalized to communications network construction-in-progress in each of the three years ended December 31, 1999, 2000 and 2001. Interest capitalized was calculated using the weighted average borrowing rate in each period and was 12.75%, 12.75% and 14.99% for the years ended December 31, 1999, 2000 and 2001, respectively.

(6) Intangible and Other Assets

        Intangible and other assets subject to amortization have been capitalized and are amortized on the straight-line basis as follows:

Goodwill	30 years (estimated useful life)
Deferred interest and financing costs	2–10 years (term of the debt)
Prepaid right-of-way fees, related party	10 years (term of the agreement)

        Intangible and other assets consist of the following at December 31:

	2000	2001
Goodwill	$47,871,068	$54,061,068
Other intangible assets from CEC (Note 2)	—	19,489,396
Deferred financing costs	8,883,301	9,638,613
Prepaid right-of-way fees, related party	6,099,817	6,099,817
Long-term lease receivable	—	1,098,107
Other	5,741,782	1,663,215

	68,595,968	92,050,216
Less—Accumulated amortization	7,177,730	10,781,502

	$61,418,238	$81,268,714

(7) Long-term Obligations

(a) 12 3/4% Senior Notes

        In August 1998, NEON Optica sold $180,000,000 of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the sale of the Senior Notes, NEON Optica purchased approximately $72,000,000 in U.S. Government obligations with an average maturity of 645 days to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of NEON Optica at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

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

        In February 2002, the Company announced that it had been in discussions with a group of Senior Note holders regarding a possible restructuring of the Senior Notes. The group of note holders, in the aggregate, own more than two-thirds of the outstanding principal amount of the Senior Notes. As part of these discussions, the group of note holders requested that NEON Optica defer the February 15, 2002 interest payment due on the Senior Notes while the group of note holders explored certain tax considerations. Subsequently, the group of note holders requested that payment be made. Such payment was made in April 2002.

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

        As discussed in Note 2, on August 10, 2001, the Company closed financing of $11,500,000 in the form of an 18% subordinated convertible note with Exelon. The Exelon Convertible Note matures on August 15, 2008, and scheduled interest payments are due semi-annually commencing August 15, 2001. Exelon has the option to receive the interest in cash or common stock at a price per share of $5.00 or an additional subordinated convertible note. The Exelon Convertible Note and accrued interest are convertible at any time into common stock, at Exelon's option, at a price of $5.00 per share, which represents 2,300,000 shares of common stock, subject to certain anti-dilution provisions. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon payable in either cash or forgiveness of the indebtedness represented by the note on or before April 15, 2002. In February 2002, Exelon delivered notice to the Company to apply the $10,000,000 as forgiveness of indebtedness under the Exelon Convertible Note. This forgiveness would be reflected in the Company's financial statements as a reduction of the note payable and related subscription receivable from Exelon in its consolidated financial statements.

        The fair value of the Company's stock on the date the original commitment by Exelon was executed was $5.50 per share. Therefore, the Company recorded a beneficial conversion for the difference between the conversion price and the fair value of the stock, totaling $1,150,000 as a discount on the Exelon Convertible Note. This non-cash amount will be amortized as interest expense over the term of the Exelon Convertible Note. Due to the application of the $10 million in debt forgiveness in February 2002, a significant portion of the beneficial conversion will be written off as interest expense and reflected in the Company's financial statements for the quarter ended March 31, 2002.

(c) 15% Equipment Note

        In August 2001, NEON Optica completed an agreement with Nortel Networks, Inc. ("Nortel"), one of its primary optical equipment providers, whereby NEON refinanced its existing obligations to Nortel through the issuance of a 15% promissory note for $46,250,000. Subsequent to December 31, 2001, the equipment note was sold by Nortel to a group of financial investors. Interest and principle payments under the equipment note are due quarterly beginning September 30, 2001 through June 30, 2003. NEON has elected not to make its December 31, 2001 and March 31, 2002 payments under this note. The Company has been unable to obtain a waiver of these payments and has been declared in default. As a result, the note holders have the option to demand immediate payment of the remaining principal and accrued interest due under the note, which total approximately $42 million. If the note holders elect to accelerate such payments, this action would also trigger a cross-acceleration provision under NEON Optica's Senior Notes. To date, the note holders have not sought to accelerate the outstanding note balance. As a result of the default, the entire balance of the 15% equipment note has been reflected as short-term in the accompanying consolidated financial statements.

(8) Stockholders' Equity

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

(b) Secondary Offering

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

(9) Stock-Based Compensation

(a) Stock Option Plan

        The Company's 1998 Stock Incentive Plan (the 1998 Plan) was adopted by the Board of Directors in May 1998. The Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the Awards). Options may be granted at an exercise price that may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Incentive stock options and options intended to qualify as performance-based compensation may not be granted at an exercise price less than the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Under the 1998 Plan, the Board of Directors has the right to grant other Awards based on the common stock having such terms and conditions as the Board of Directors may determine, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Officers, employees, directors, consultants and advisers of the Company and its subsidiaries are eligible to be granted Awards under the 1998 Plan.

        As of December 31, 2001, options to acquire a total of 1,183,228 shares of common stock were available for grant under the 1998 Plan.

(b) Stock Option Activity

        Stock option activity under the 1998 Plan for the three years in the period ended December 31, 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1998	1,537,750	$10.57
Granted	710,165	16.67
Exercised	(163,002)	10.31
Canceled	(188,333)	11.91

Outstanding, December 31, 1999	1,896,580	12.75
Granted	1,246,248	40.21
Exercised	(332,870)	10.62
Canceled	(670,373)	22.06

Outstanding, December 31, 2000	2,139,585	26.16
Granted	1,702,558	7.72
Exercised	(780)	9.38
Canceled	(368,429)	39.05

Outstanding, December 31, 2001	3,472,934	$15.76

Exercisable, December 31, 2001	1,291,519	$19.09

Exercisable, December 31, 2000	702,884	$18.77

Exercisable, December 31, 1999	584,420	$11.10

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2001	Weighted Average Exercise Price
$3.25–$3.25	687,643	9.72	$3.25	5,334	$3.25
$4.75–$5.13	354,180	9.44	$4.88	42,672	$4.75
$6.30–$7.56	457,835	9.08	$7.38	105,334	$7.55
$9.38–$9.75	12,064	6.86	$9.59	12,064	$9.59
$12.00–$12.00	689,674	6.41	$12.00	689,674	$12.00
$14.31–$16.30	299,344	7.81	$15.52	177,753	$15.51
$16.31–$16.31	407,000	9.08	$16.31	—	—
$29.38–$46.00	387,194	8.34	$39.03	192,435	$38.15
$48.00–$96.13	129,000	8.28	$55.46	42,586	$59.30
$111.00–$111.00	49,000	8.17	$111.00	23,667	$111.00

$3.25–$111.00	3,472,934	8.47	$15.76	1,291,519	$19.09

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	1999	2000	2001
Risk-free interest rate	5.50%	6.16%	3.30%
Expected dividend yield	None	None	None
Expected lives	3 years	3 years	3 years
Volatility	200%	15.3%	307%
Weighted average fair value of options granted during the period	$14.63	$10.99	$7.73

        Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per common share would have been the following pro forma amounts:

	1999	2000	2001
Net loss available to common stockholders:
As reported	$(27,529,768)	$(43,535,508)	$(116,681,400)

Pro forma	$(30,437,989)	$(48,004,968)	$(122,234,997)

Basic and diluted net loss per common share:
As reported	$(1.70)	$(2.53)	$(6.07)

Pro forma	$(1.88)	$(2.79)	$(6.36)

(10) Income Taxes

        The income tax benefit for the years ended December 31, 1999, 2000 and 2001 consists of the following:

	1999	2000	2001
Current—
Federal	$—	$—	$—
State	—	—	—

	—	—	—
Deferred—
Federal	(9,893,000)	(14,802,000)	(39,672,000)
State	(399,000)	(1,741,000)	(4,667,000)

	(10,292,000)	(16,543,000)	(44,339,000)
Less—Valuation allowance	10,292,000	16,543,000	44,339,000

Total	$—	$—	$—

        The components of the deferred taxes are approximately as follows:

	2000	2001
Net operating losses	$29,019,000	$57,270,000
Depreciation	(769,000)	(5,678,000)
Reserves and accruals, not currently deductible	2,801,000	8,092,000

	31,051,000	59,684,000
Valuation allowance	(31,051,000)	(59,684,000)

Deferred tax liability	$—	$—

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards for the period subsequent to the reorganization available to offset future taxable income, if any, of approximately $150,711,000. These carryforwards expire through 2021 and are subject to the review and possible adjustment by the Internal Revenue Service. In addition, the occurrence of certain events, including significant changes in ownership interests, may limit the amount of net operating loss carryforwards available to be used in any given year. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset this carryforward because its future realizability is uncertain.

(11) Sale of Network Capacity to Related Party

        In January 2001, the Company entered into an agreement with CEC in which the Company granted CEC a 20-year IRU in certain fibers and a 36-month lease of certain other fibers along a route segment between White Plains, NY and New York City. The 36-month lease will convert into a 17-year IRU at the end of the lease period upon a one-time payment of $1.00. The agreement provides for an up-front payment from CEC of $4,000,000 and an additional $3,172,500 due from CEC in monthly payments of $88,125 over the 36-month lease period. A portion of the fibers provided to CEC will be included in the IRU granted from CEC to the Company under the September 2000 stock transaction (see Note 2). The Company provided the fiber under this agreement to CEC in May, 2001. The Company has accounted for this transaction as a fixed asset sale and sales-type lease and has recorded a gain in the second quarter of 2001 of approximately $1,515,000, which is included in other income in the consolidated statement of operations.

(12) Other Related Parties Transactions

        In 1994 and 1995, the Company entered into a series of agreements with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to these agreements, the Company acquired indefeasible rights-of-use in fiber optic filaments along Northeast Utilities' rights-of-way and pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that the Company generates on the portion of our network located on Northeast Utilities' rights-of-way, as such gross revenues exceed predefined limits as specified in the agreements with Northeast Utilities. To date, none of the limits has been exceeded. Northeast Utilities has waived a portion of the Company's right-of-way fees on certain route segments for 10 years. Under the agreements, 12 fibers on designated route segments of the Company's network in Northeast Utilities' service territory are owned by and have been set aside for Northeast Utilities' use. Northeast Utilities may lease the 12 fibers to third parties and is free to use these fibers to compete with the Company. Costs of approximately $6,100,000 associated with the construction of the 12 fibers are included in prepaid right-of-way fees—related party in the accompanying consolidated balance sheet and are being recognized as a cost of revenues ratably over 10 years.

        The agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay to the Company an amount equal to the fair market value of the network built on Northeast Utilities' rights-of-way less the 12 fibers set aside for Northeast Utilities' use, or allow NEON to retain its indefeasible rights-of-way and receive from the Company an annual payment equal to 10% of the Company's gross revenue from the fiber optic network on Northeast Utilities' rights-of-way, which payment would be in addition to the other annual payments under the agreements with Northeast Utilities.

        The Company's agreements with Northeast Utilities also provide for payments on a per-mile basis for certain right-of-way extensions. Approximately $680,000 related to right-of-way fees was included in accrued expenses at December 31, 2000 and 2001. Such payments are being recognized ratably over the 30-year term of the contract.

        The Company paid Northeast Utilities approximately $1,159,000, $851,000 and $428,000 in 1999, 2000 and 2001, respectively, for materials, labor and other contractor charges. Approximately $788,000 and $909,000 was included in accounts payable—communications network at December 31, 2000 and 2001, respectively.

        In January 1997, the Company entered into an agreement with Central Maine Power Company, a subsidiary of Energy East Corporation, in which Central Maine Power granted to the Company a right-of-use in fiber optic filaments within a cable along a designated route in Central Maine Power's service territory. In exchange for the rights-of-use, the Company agreed to pay to Central Maine Power an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment. The Company has paid approximately $132,000, $147,000 and $144,000 to Central Maine Power in right-of-way fees for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company's rights-of-use do not apply to six fibers that have been set aside for Central Maine Power's use. Central Maine Power may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given installation date. After such seven-year period, to the extent that Central Maine Power has excess capacity on these six fibers, Central Maine Power is required to negotiate in good faith with the Company to provide such excess capacity to the Company before making it available to third parties. If the Company does not enter into an agreement with Central Maine Power with respect to such excess capacity, Central Maine Power will be able to use such capacity to compete with the Company.

        The agreement with Central Maine Power has an initial term of 30 years and expires in January 2027. Thereafter it is renewable at the Company's option for an additional ten-year term. In the event that the Company elects to renew its agreement with Central Maine Power, it must pay to Central Maine Power an annual payment equal to 10% of the Company's gross annual revenue from the Company's fiber optic network constructed along Central Maine Power's rights-of-way, which payment would be in addition to the other annual payments under the agreement with Central Maine Power.

        During the years ended December 31, 1999, 2000 and 2001, the Company paid Central Maine Power and/or Union Water and Power, a subsidiary of Energy East, $241,000, $1,307,000 and $1,010,000, respectively, for materials, labor and other contractor charges. Approximately $215,000 and $70,000 was included in accounts payable—communications network at December 31, 2000 and 2001, respectively.

        The Company believes that the fees payable under the agreements with related parties are reasonable and are comparable to those which would have been negotiated on an arm's-length basis with an unaffiliated third party.

        We have employment and non-competition agreements with two of our officers. These agreements provide for employment and related compensation, and restrict the individuals from competing, as defined, with us during the terms of their agreements and for up to one year thereafter. These agreements also provide for stock options under our stock option plan and for severance payments upon termination under circumstances defined in these agreements.

(13) Commitments and Contingencies

(a) Lease Commitments

        The Company leases certain collocation facilities, motor vehicles, and office equipment and facilities under noncancelable operating leases which expire at various dates through September 2019. Future minimum lease payments required under these leases at December 31, 2001 are approximately as follows:

Year ending December 31,
2002	$5,269,000
2003	5,152,000
2004	4,789,000
2005	4,548,000
2006	4,071,000
Thereafter	27,033,000

$50,862,000

        Rent expense charged to operations under the Company's operating leases was approximately $800,000, $2,442,000 and $5,410,000 in the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company leases fibers on various segments of its network under operating leases that expire at various dates through December 2021. Future minimum lease payments required under these fiber optic leases at December 31, 2001 are approximately as follows:

Year ending December 31,
2002	$6,142,000
2003	6,142,000
2004	6,142,000
2005	6,142,000
2006	6,142,000
Thereafter	85,127,000

$115,837,000

        Fiber lease expense charged to operations under the above agreements was approximately $2,077,000, $3,716,000 and $5,299,000 in the years ended December 31, 1999, 2000 and 2001, respectively.

        In connection with its fiber leases with certain electric utility companies, the Company is required to pay to the electric utility companies a portion of the quarterly gross revenue derived by the Company from the sale, use or lease of the leased fibers, if such amounts exceed predetermined amounts, as defined in the lease agreement. To date, these amounts have not been material to the financial statements.

(b) Litigation

        In January 2002, NEON Optica and Fiber Optek Interconnect Corp. ("Fiber Optek") settled all outstanding litigation between the parties that originated in 2001. This settlement involved a lawsuit filed on August 16, 2001 by NEON Optica against Fiber Optek and its two principals, Michael S. Pascazi and Frank Zarzeka, in the Southern District of New York seeking a judgment that the Company's termination of Fiber Optek was proper and related damages for a variety of claims. On September 24, 2001, Fiber Optek filed an answer and counterclaims against NEON Optica and amended such claims on October 16, 2001. On June 7, 2001, Fiber Optek reported in a press release that it had filed mechanics' liens upon real property of NEON located in White Plains, New York. All mechanics' liens filed by Fiber Optek were removed as part of the January 2002 settlement. While the details of this settlement are confidential, the financial impact of the settlement was not material to the Company's operations. Separately, on May 7, 2001, a lawsuit was filed by Fiber Optek against NEON Optica seeking damages of $24 million related to construction contracts between the parties. This lawsuit was dismissed without prejudice later in May 2001.

        Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

(14) 401(k) Plan

        The Company maintains the NEON Communications, Inc. 401(k) Plan (the Plan) under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees. Under the Plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company generally matches participant contributions equal to 60% of employee contributions up to a maximum of 5% of an employee's salary. During the years ended December 31, 1999, 2000 and 2001, the Company made matching contributions of approximately $46,000, $106,000 and $165,000, respectively.

(15) Accrued Expenses

        Accrued expenses at December 31, 2000 and 2001 consist of the following:

	December 31,
	2000	2001
Accrued interest on long-term obligations	$8,606,250	$12,422,801
Accrued construction in progress	410,200	—
Accrued property and other taxes	1,939,144	2,252,975
Accrued professional fees	377,936	293,320
Accrued payables to related parties	1,165,680	1,486,084
Accrued payroll and benefits	824,282	2,054,362
Accrued commissions	68,004	156,162
Accrued other	814,112	3,418,068

	$14,205,608	$22,083,772

(16) Segment Disclosure

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

        The Company operates in one business segment, the provision of advanced optical networking solutions and solutions. The Company analyzes and reports revenues based on lit fiber, dark fiber, collocation and other services. The Company does not allocate for management reporting or segment reporting purposes its cost of revenues and property and equipment, which represent the primarily operating costs, communications network and equipment that support its revenues. Similarly, selling, general and administrative expenses are not allocated to revenue components for management or segment reporting purposes.

        Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 3. All of the Company's revenues and assets are located in the United States.

        Revenue information for the Company is as follows:

	1999	2000	2001
Revenues:
Lit fiber leases	$1,227,153	$7,632,161	$18,395,031
Dark fiber leases	1,925,195	3,153,001	4,879,792
Collocation services	316,278	1,441,390	1,363,026
Other services(1)	2,196,650	956,401	1,912,796

Total revenues	$5,665,276	$13,182,953	$26,550,645

(1)
Includes amortization of nonrecurring fees for installation and design, engineering and construction services.

(17) Selected Quarterly Operating Results (Unaudited)

        The following table sets forth certain unaudited quarterly results of operations for each of the four quarters ended December 31, 2000 and 2001. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The 2000 quarters have been restated below to reflect the effect of SAB No. 101 on the recognition of revenue from nonrecurring fees. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter.

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues:
Network service	$1,663,192	$2,309,920	$3,136,374	$3,675,676	$4,637,134	$5,876,979	$6,342,499	$6,418,211
Other service	447,455	532,640	544,128	873,568	757,433	500,769	748,263	1,269,357

Total revenues	2,110,647	2,842,560	3,680,502	4,549,244	5,394,567	6,377,748	7,090,762	7,687,568

Expenses:
Cost of revenues	2,084,765	2,557,998	2,745,150	3,519,947	4,058,365	4,285,318	4,143,789	4,612,111
Selling, general and administrative	2,508,615	3,054,676	4,850,600	5,774,614	7,047,875	6,848,162	5,833,388	5,296,648
Depreciation and amortization	2,458,941	2,882,130	3,078,564	3,392,620	4,094,273	4,356,750	4,984,891	5,558,629
Writedown of subscription receivable	—	—	—	—	—	—	60,000,000	—

Total expenses	7,052,321	8,494,804	10,674,314	12,687,181	15,200,513	15,490,230	74,962,068	15,467,388

Loss from operations	(4,941,674)	(5,652,244)	(6,993,812)	(8,137,937)	(9,805,946)	(9,112,482)	(67,871,306)	(7,779,820)

Other Income (Expense):
Interest income and other, net	1,535,409	1,358,036	1,103,195	906,540	576,413	2,024,749	533,984	194,576
Interest expense	(5,384,275)	(5,304,200)	(5,287,652)	(5,012,887)	(5,207,778)	(4,964,067)	(7,022,037)	(8,247,686)

Total other expense	(3,848,866)	(3,946,164)	(4,184,457)	(4,106,347)	(4,631,365)	(2,939,318)	(6,488,053)	(8,053,110)

Loss before effect of accounting change	(8,790,540)	(9,598,408)	(11,178,269)	(12,244,284)	(14,437,311)	(12,051,800)	(74,359,359)	(15,832,930)
Effect of Change in Accounting Principle (Note 3)	—	—	—	(1,724,007)	—	—	—	—

Net Loss	$(8,790,540)	$(9,598,408)	$(11,178,269)	$(13,968,291)	$(14,437,311)	$(12,051,800)	$(74,359,359)	$(15,832,930)

Basic and Diluted Loss Per Share	$(0.53)	($0.58)	($0.66)	$(0.75)	$(0.77)	$(0.64)	$(3.83)	$(0.79)

(18) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
2001	$376,000	$1,435,000	$1,037,000	$774,000
2000	$117,000	$356,000	$97,000	$376,000
1999	$224,000	$146,000	$253,000	$117,000

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

Item 10. Directors and Officers of the Registrant

        The information required by this Item regarding the Company's directors is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.

Item 11. Executive Compensation

        The information required by this Item regarding the compensation of the Company's directors and executive officers is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item regarding the security ownership of certain beneficial owners and management is expected to be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item regarding certain relationships and related transactions is expected to be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the sections captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents Filed as Part of This Report:

1.    Financial Statements

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 2000 and 2001

    Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
    December 31, 1999, 2000
    and 2001

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

    Notes to Consolidated Financial Statements

2.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NEON Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-Q for the quarter ended September 30, 2000).
3.2	Restated Certificate of Incorporation of NEON Optica, Inc. (formerly known as "NorthEast Optic Network, Inc.") (incorporated by reference to Exhibit 3.2 to the Quarterly Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-Q for the quarter ended September 30, 2000).
3.3	By-Laws of NEON Communications, Inc. (incorporated by reference to Exhibit 3.02 to NEON Communications, Inc.'s Registration Statement on Form S-4, Registration No. 333-38600).
3.4	Amended and Restated Bylaws of NEON Optica, Inc. (incorporated by reference to Exhibit 3.4 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
4.1	Specimen certificate for the Common Stock of NEON Communications, Inc. (incorporated by reference to Exhibit 4.01 to the NEON Communications, Inc.'s Registration Statement on Form S-4, Registration No. 333-38600).
4.2	Form of Indenture Agreement relating to NEON Optica, Inc.'s 12 3/4% Senior Notes due 2008 (incorporated by reference to Exhibit 4.2 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
4.3	Form of NEON Optica, Inc.'s 12 3/4% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
4.4	Form of Collateral Pledge and Security Agreement relating to NEON Optica, Inc.'s 12 3/4% Senior Notes due 2008 (incorporated by reference to Exhibit 4.4 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).

#10.1	Amended and Restated 1998 Stock Incentive Plan of NEON Communications, Inc. (incorporated by reference to Appendix I to the proxy statement/prospectus filed as part of NEON Communications, Inc.'s Registration Statement on Form S-4, Registration No. 333-38600).
10.2	Form of Indemnity Agreement among NEON Optica, Inc. and the individual signatories thereto (incorporated by reference to Exhibit 10.2 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441.)
10.3	Stock Subscription Agreement dated November 22, 1995, as amended on April 30, 1996, between NEON Optica, Inc. and MaineCom Services (incorporated by reference to Exhibit 10.3 to NEON Optica's Registration Statement on Form S-1, Registration No. 333-53441).
10.4	RESERVED
10.5	RESERVED
10.6	RESERVED
10.7	RESERVED
10.8	RESERVED
10.9	RESERVED
10.10	RESERVED
10.11	RESERVED
10.12	RESERVED
10.13	RESERVED
10.14	RESERVED
+10.15	Master Services Agreement dated January 1, 1994 between NEON Optica, Inc. and MCI Telecommunications Corporation ("MCI") (incorporated by reference to Exhibit 10.15 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.16	Fiber Optic Use Agreement dated January 2, 1997 between NEON Optica, Inc. and MCI (incorporated by reference to Exhibit 10.16 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.17	Letter Agreement dated March 1, 1996 between NEON Optica, Inc. and Brooks Fiber Communications of Massachusetts, Inc. (incorporated by reference to Exhibit 10.17 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.18	Fiber Optic Lease Agreement dated March 31, 1998 between NEON Optica, Inc. and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.18 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.19	Aerial License Agreement dated October 28, 1996 between NEON Optica, Inc. and New England Telephone and Telegraph Company and Western Massachusetts Electric Company (incorporated by reference to Exhibit 10.19 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.20	Fiber Optic Use Agreement dated September 10, 1997 between NEON Optica, Inc. and New England Fiber Communications LLC (incorporated by reference to Exhibit 10.20 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.21	Fiber Optic Use Agreement dated November 18, 1997 between NEON Optica, Inc. and Teleport Communications Boston (incorporated by reference to Exhibit 10.21 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.22	Network Products Purchase Agreement dated March 18, 1998 between NEON Optica, Inc. and Northern Telecom Inc. (incorporated by reference to Exhibit 10.22 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.23	Support Services Agreement dated as of April 30, 1996 between NEON Optica, Inc. and MaineCom Services (incorporated by reference to Exhibit 10.23 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333- 53441).

+10.24	Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services dated as of February 27, 1998 and effective as of September 27, 1994 among NEON Optica, Inc. and the Northeast Utilities Services Company ("NUSCO"), The Connecticut Light and Power Company ("CLPC"), Western Massachusetts Electric Company ("WMEC") and Public Service Company of New Hampshire ("PSNH") (Phase One) (incorporated by reference to Exhibit 10.24 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.25	Short Form Agreement for the Provision of Fiber Optic Facilities and Services entered into on February 27, 1998 among NEON Optica, Inc. and NUSCO, CLPC, WMEC and PSNH (Phase One) (incorporated by reference to Exhibit 10.25 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.26	Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services dated as of February 27, 1998 among NEON Optica, Inc. and NUSCO, CLPC, WMEC and PSNH (Phase Two) (incorporated by reference to Exhibit 10.26 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.27	Short Form Agreement for the Provision of Fiber Optic Facilities and Services entered into on February 27, 1998 among NEON Optica, Inc. and NUSCO, CLPC, WMEC and PSNH (Phase Two) (incorporated by reference to Exhibit 10.27 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.28	Standard Form of Duct Agreement (incorporated by reference to Exhibit 10.28 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.29	Construction Contract dated August 14, 1996 between NEON Optica, Inc. and Seaward Corporation (incorporated by reference to Exhibit 10.29 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.30	RESERVED
#10.31	Employment Agreement dated September 29, 1994 between NEON Optica, Inc. and Michael A. Musen (incorporated by reference to Exhibit 10.31 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.32	RESERVED
10.33	RESERVED
10.34	RESERVED
10.35	RESERVED
+10.36	Agreement dated January 17, 1997 between NEON Optica, Inc. and E/Pro Engineering and Environmental Consulting for the ADSS Cable Project (incorporated by reference to Exhibit 10.36 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.37	Agreement for the Provision of Fiber Optic Facilities and Services dated January 7, 1997 between Central Maine Power Company and NEON Optica, Inc. (incorporated by reference to Exhibit 10.37 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
#10.38	Employment Agreement dated July 7, 1998 between NEON Optica, Inc. and William F. Fennell (incorporated by reference to Exhibit 10.38 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.39	RESERVED
+10.40	IRU Agreement dated July 7, 1998 between NEON Optica, Inc. and QWEST Communications Corporation (incorporated by reference to Exhibit 10.40 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
+10.41	Fiber Optic Lease Agreement dated July 2, 1998 between NEON Optica, Inc. and NEES Communications, Inc. (incorporated by reference to Exhibit 10.41 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333- 53441).

+10.42	Fiber Optic Use Agreement dated July 2, 1998 between NEON Optica, Inc. and BecoCom (incorporated by reference to Exhibit 10.42 to NEON Optica, Inc.'s Registration Statement on Form S-1, Registration No. 333-53441).
10.43	RESERVED
++10.44	Subscription Agreement among NEON Communications, Inc., NEON Optica, Inc. and Consolidated Edison Communications, Inc., dated November 23, 1999 (incorporated by reference to Exhibit 10.44 to the Annual Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-K for the year ended December 31, 2000).
++10.45	Subscription Agreement among NEON Communications, Inc., NEON Optica, Inc. and Exelon Corporation, dated November 23, 1999 (incorporated by reference to Exhibit 10.45 to the Annual Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-K for the year ended December 31, 2000).
++10.46	System Agreement among NEON Communications, Inc., NEON Optica, Inc. and Consolidated Edison Communications, Inc., dated September 14, 2000 (incorporated by reference to Exhibit 10.46 to the Quarterly Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-Q for the quarter ended September 30, 2000).
++10.47	System Agreement among NEON Communications, Inc., NEON Optica, Inc. and Exelon Ventures Corporation, dated September 14, 2000 (incorporated by reference to Exhibit 10.47 to the Quarterly Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-Q for the quarter ended September 30, 2000).
10.48	Registration Rights Agreement by and among NEON Communications, Inc., Consolidated Edison Communications, Inc. and Exelon Ventures Corp. dated September 14, 2000 (incorporated by reference to Exhibit 10.48 to the Quarterly Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-Q for the quarter ended September 30, 2000).
#10.49	Employment Agreement, dated December 12, 2000, between NEON Communications, Inc. and Stephen Courter (incorporated by reference to Exhibit 10.49 to the Annual Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-K for the year ended December 31, 2000).
#10.50	Consulting Agreement, dated January 1, 2001, between NEON Communications, Inc. and Victor Colantonio (incorporated by reference to Exhibit 10.50 to the Annual Report of NEON Communications, Inc. and NEON Optica, Inc. on Form 10-K for the year ended December 31, 2000).
10.51	Subordinated Convertible Note Purchase Agreement by and between NEON Communications, Inc. and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, dated as of June 15, 2001. (Incorporated by reference to Exhibit 10.1 of NEON Communications, Inc. Current Report on Form 8-K filed on July 24, 2001.)
10.52	Form of 18% Subordinated Convertible Note Due 2008. (Incorporated by reference to Exhibit 10.2 of NEON Communications, Inc. Current Report on Form 8-K filed on July 24, 2001.)
10.53	Registration Rights Agreement by and between the Registrant and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, dated as of June 15, 2001. (Incorporated by reference to Exhibit 10.3 of NEON Communications, Inc.'s Current Report on Form 8-K filed on July 24, 2001.)
10.54	Registration Rights Agreement by and between NEON Communications, Inc. and Exelon Enterprises Management, Inc., dated as of August 10, 2001. (Incorporated by reference to Exhibit 4.4 to NEON Communications, Inc.'s Registration Statement on Form S-3, Registration No. 333-70064.)

10.55	Amended and Restated Registration Rights Agreement dated August 10, 2001 among NEON Communications, Inc., Consolidated Edison Communications, Inc. and Exelon Enterprises Management, Inc. (Incorporated by reference to Exhibit 4.5 to NEON Communications, Inc.'s Registration Statement on Form S-3, Registration No. 333-70064.)
10.56	Form of 18% Subordinated Convertible Note due 2008. (Incorporated by reference to Exhibit 4.7 to NEON Communications, Inc.'s Registration Statement on Form S-3, Registration No. 333-70064.)
10.57	Subordinated Convertible Note Purchase Agreement by and between NEON Communications, Inc. and Exelon Enterprises Management, Inc., dated as of August 10, 2001. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of NEON Communications, Inc. on Form 10-Q for the quarter ended September 30, 2001.)
10.58	15% Senior Note dated August 14, 2001 issued to Nortel Networks, Inc. by NEON Optica. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of NEON Communications, Inc. on Form 10-Q for the quarter ended September 30, 2001.)
*10.59	Employment agreement, dated September 17, 2001, between NEON Communications, Inc. and William Marshall.
*12.1	Schedule of Earnings to Fixed Charges.
*21.1	List of Subsidiaries of NEON Communications, Inc. and NEON Optica, Inc.
*23.1	Consent of Independent Public Accountants.
24	Power of Attorney, executed by certain officer of NEON Communications, Inc. and the individual members of the Board of Directors, authorizing such officers to file amendments with this Report, are located on the signature page of this Report.
*99.1	Assurances Letter.

*
Filed herewith.

#
Management contract or compensatory plan or arrangement.

+
Confidential treatment granted as to certain portions.

++
Confidential treatment requested as to certain portions.

(b)
No Current Reports on Form 8-K were filed during the last quarterly period covered by this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2002.

NEON COMMUNICATIONS, INC.
Date: April 16, 2002	By:	/s/ STEPHEN E. COURTER Stephen E. Courter Chairman and Chief Executive Officer
Date: April 16, 2002	By:	/s/ WILLIAM A. MARSHALL William A. Marshall Chief Financial Officer and Treasurer (Principal Financial Officer)

Power of Attorney

        Know All Men by These Presents, that each individual whose signature appears below constitutes and appoints each of Stephen E. Courter and William A. Marshall jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. COURTER Stephen E. Courter	Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)	April 16, 2002
/s/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	April 16, 2002
/s/ VICTOR COLANTONIO Victor Colantonio	Vice Chairman of the Board of Directors	April 16, 2002
/s/ KATHERINE E. DIETZE Katherine E. Dietze	Director	April 16, 2002

/s/ JOHN H. FORSGREN John H. Forsgren	Director	April 16, 2002
/s/ DONALD S. PARKER, ESQ. Donald S. Parker, Esq.	Director	April 16, 2002
/s/ MICHAEL I. GERMAN Michael I. German	Director	April 16, 2002
/s/ F. MICHAEL MCCLAIN F. Michael McClain	Director	April 16, 2002
/s/ GARY D. SIMON Gary D. Simon	Director	April 16, 2002
/s/ PETER A. RUST Peter A. Rust	Director	April 16, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA
INDEX
NEON COMMUNICATIONS, INC. Consolidated Balance Sheets
NEON COMMUNICATIONS, INC. Consolidated Statements of Operations
NEON COMMUNICATIONS, INC. Consolidated Statements of Cash Flows
NEON COMMUNICATIONS Notes to Consolidated Financial Statements December 31, 2001
PART III
PART IV
SIGNATURES
Power of Attorney