Form 10-K/A
period 2001-12-31
NEON COMMUNICATIONS INC
filed 2002-04-30
CIK 1116086

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2001

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K ☐.

        At March 1, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,910,214.

        At March 1, 2002 there were 21,335,061 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

        NEON Communications, Inc. ("NEON Communications") hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001 to include the information required under Part III. References in this document to "we," "us," "our," and "the company" refer to NEON Communications, Inc. and its subsidiary, NEON Optica, Inc. ("NEON Optica").

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth our executive officers and directors and their ages as of April 1, 2002. The individuals identified below serve in the capacities indicated for both NEON Communications and NEON Optica.

Name	Age	Position
Stephen E. Courter	47	Chairman of the Board of Directors and Chief Executive Officer(3)
William A. Marshall	49	Chief Financial Officer and Treasurer
Kurt J. Van Wagenen	38	Vice President, Networking and Operations
Jeffrey C. MacHaffie	46	Senior Vice President, Sales and Client Services
Victor Colantonio	54	Vice Chairman of the Board of Directors(3)
Katherine E. Dietze	43	Director(1)(2)(3)
John H. Forsgren	55	Director(1)(3)
Michael I. German	51	Director
F. Michael McClain	52	Director(3)
Donald S. Parker	53	Director(1)(2)
Peter A. Rust	48	Director(2)
Gary D. Simon	53	Director(2)

(1)
Member of compensation committee.
(2)
Member of audit committee.
(3)
Member of the executive committee.

        Stephen E. Courter, our chairman of the board of directors and chief executive officer, joined the Company in December 2000 in his current position. Prior to joining the Company, Mr. Courter was managing director and chief executive officer of Energis N.V, a facilities-based network service provider in Holland from June, 1998 to December 2000. From December, 1995 to June, 1998, Mr. Courter was vice president of finance and assistant general manager of GlobalOne, a joint venture between Sprint, Deutsche Telecom and France Telecom. Prior to joining GlobalOne, from August, 1987 to November, 1995, he served in various positions of increasing responsibility at Sprint International. Earlier in his career, Mr. Courter worked for IBM Corporation and KPMG Peat Marwick LLP.

        William A. Marshall, our chief financial officer and treasurer, joined the Company in September 2001 in his current position. Prior to joining the Company, Mr. Marshall was chief financial officer and treasurer of Vitts Networks, Inc., a comprehensive provider of high speed internet communications and enterprise networking solutions, from September 1999 to September 2001. From December 1995 to September 1999, Mr. Marshall served as chief financial officer and treasurer of Viisage Technology, Inc., a leading provider of identification systems and solutions, face-recognition technology and related software design and systems integration services. From 1987 through 1994, Mr. Marshall was a partner with KPMG Peat Marwick LLP.

        Kurt J. Van Wagenen, our vice president of networking and operations, joined the Company in March 2001 in his current position. Prior to joining the Company, Mr. Van Wagenen served in various positions at Verizon Corporation (formerly Bell Atlantic Corporation), including director of consumer sales and service, director of corporate strategy and director of merger integration from 1997 to February 2001. From 1986 to 1997, Mr. Van Wagenen served in various positions at Nynex Corporation, including director of new business development and director of marketing strategy.

        Jeffrey C. MacHaffie, our senior vice president of sales and client services, joined the Company in April 1999 as a senior sales account executive. From February 2000 to May 2001, Mr. MacHaffie was NEON's vice president of northeast regional sales. Mr. MacHaffie was promoted to his current position in May 2001. Prior to joining the Company, Mr. MacHaffie was regional branch manager for GE Capital Commercial Direct from May 1998 to April 1999. From June 1997 to May 1998, Mr. MacHaffie was carrier account manager for GTE Telecom in the New England market. From 1986 to 1997, Mr. MacHaffie served in a variety of positions of increasing responsibility, including director of northeast sales and service, for MCI Telecommunications in the New England and Mid West regions.

        Victor Colantonio, our vice chairman of the board of directors, has served in his current position since 1998. He is one of our founders and served as our president from 1994 to January 2001.

        Katherine E. Dietze has served as one of our directors since August 1998. Since 1996, Ms. Dietze has served as a managing director in the Global Media and Telecommunications Group in the Investment Banking Department of Credit Suisse First Boston. From 1986 to September 1996, Ms. Dietze served as a managing director in the global telecommunications group at Merrill Lynch & Co. Ms. Dietze is also a director of CTC Communications, a publicly-traded telecommunications service provider.

        John H. Forsgren has served as one of our directors since May 1998 and as our interim chief executive officer from August 2000 to December 2000. Mr. Forsgren has served as vice chairman, executive vice president and chief financial officer of Northeast Utilities and various subsidiaries since 1996. From December 1994 to July 1996, he served as a managing director of Chase Manhattan Bank.

        Michael I. German has served as a member of our board of directors since September 2000. Mr. German has served as senior vice president of Energy East Corporation since September 2000. He served as president and chief operating officer of New York State Electric and Gas Corporation, or NYSEG, from April 1999 to August 2000, as an executive vice president and chief operating officer of NYSEG from May 1997 to March 1999, and as a senior vice president of NYSEG from November 1994 to April 1997. Mr. German also serves as a director of New York State Electric and Gas Corporation, CTG Resources, Inc., CMP Group, Berkshire Energy Resources, Inc. and subsidiaries of Energy East Corporation.

        F. Michael McClain has served as a member of our board of directors since May 1998. Mr. McClain has served as vice president, finance of Energy East Corporation since October 2000. He served as vice president, corporate development of CMP Group, Inc. from December 1999 to October 2000 and as vice president, corporate development of Central Maine Power Company from February to September 1998. Mr. McClain served as group vice president-petroleum for Dead River Company from 1979 to 1996.

        Donald S. Parker has served as a member of our board of directors since June 2001. Mr. Parker served as senior vice president, law, regulatory, and external affairs, and general counsel, of Global One Communications from January 1996. He served as vice president and general counsel of Sprint International from 1991 to 1996. From 1985 to 1991 he served as vice president and general counsel of Fairchild Industries, Inc.

        Peter A. Rust has served as a member of our board of directors since September 2000. Mr. Rust has served as the chief executive officer of Consolidated Edison Communications, Inc. since February 1999. He served as vice president, operations, of Bell Atlantic Internetworking and Multimedia Solutions from March 1997 to January 1999 and as managing director, application development, of Bell Atlantic from January 1996 to February 1997. From August 1995 to December 1995, Mr. Rust served as managing director, enterprise markets, of Bell Atlantic.

        Gary D. Simon has served as a member of our board of directors since May 1998. Mr. Simon has served as senior vice president, enterprise analysis and development, of Northeast Utilities Service Company, a subsidiary of Northeast Utilities, since April 1998. From January 1990 to March 1998, Mr. Simon served as senior director, global electric power, of Cambridge Energy Research Associates, an independent research firm specializing in energy markets

Item 11. Executive Compensation

Compensation Earned

        The following table sets forth the compensation for the years ended December 31, 1999, 2000 and 2001 for our chief executive officer, chief financial officer, former vice president of finance and our most highly compensated executive officers (other than our chief executive officer) whose total annual salary and bonus exceeded $100,000 in 2001. We refer to the chief executive officer, chief financial officer, the former vice president of finance and these other executive officers as the "named executive officers." The executive officers of NEON Communications are also the executive officers of NEON Optica, and are not separately compensated for services rendered to NEON Optica.

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position				Shares Underlying Options	All Other Compensation(2)
	Year	Salary	Bonus(1)
Stephen E. Courter(3) Chairman of the Board and Chief Executive Officer	2001 2000 1999	$243,642 23,846 —	$89,500 — —	226,115 300,000 —	$1,760 — —
William A. Marshall(3) Chief Financial Officer and Treasurer	2001 2000 1999	52,250 — —	45,000 — —	440,193 — —	112 — —
Kurt J. Van Wagenen(3) Vice President, Networking and Operations	2001 2000 1999	112,700 — —	16,065 — —	120,000 — —	150 — —
Jeffrey C. MacHaffie(3) Senior Vice President, Sales and Client Services	2001 2000 1999	130,464 110,000 63,819	230,941 156,543 23,601	40,000 50,000 10,000	273 72 —
William F. Fennell(4) Former Vice President, Finance	2001 2000 1999	131,340 127,137 127,175	10,137 31,250 —	— — —	4,157 4,134 3,840

1.
These amounts represent bonuses and commissions awarded to, earned by, or paid to the named executive officers during the specified year. The 2001 bonuses earned by Mr. Courter and Mr. Marshall are not payable until the completion of our restructuring activities.

2.
These amounts represent amounts paid by us on behalf of the named executive officer as 401(k) contributions and group life insurance premiums.

3.
Mr. Courter joined the company in December 2000. Mr. Marshall joined the company in September 2001. Mr. Van Wagenen joined the company in March 2001. Mr. MacHaffie was promoted to his current position as an executive officer in May 2001.

4.
Mr. Fennell resigned as vice president of finance in December 2001.

Option Grants in the Last Year

        The following table sets forth certain information concerning grants of stock options made during 2001 to each of the named executive officers.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees
Name			Exercise Price Per Share	Expiration Date(2)
					5%	10%
Stephen E. Courter	226,115	13.28%	$3.25	9/18/11	$462,158	$1,171,200
William A. Marshall	440,193	25.85	3.25	9/18/11	899,714	2,280,051
Kurt J. Van Wagenen	120,000	7.05	5.13	3/5/11	422,520	1,037,611
Jeffrey C. MacHaffie	40,000	2.35	10.21	4/3/11	256,872	650,952
William F. Fennell	—	—	—	—	—	—

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

Aggregated Option Exercises in Last Year and Year-End Option Values

        The following table sets forth certain information concerning each exercise of a stock option during the year ended December 31, 2001 by each of the named executive officers. It also includes the number of shares subject to options and the "value" of unexercised options held by each of the named executive officers on December 31, 2001. The value of an unexercised option for purposes of this table is the difference between the fair market value of our common stock on December 31, 2001 ($2.71 per share, as quoted on the Nasdaq National Market) and the option's exercise price, multiplied by the number of shares underlying the option.

			Number of Shares Subject to Outstanding Options		Value of Unexercised In-the-Money Options at Year End
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen E. Courter	—	—	100,000	426,115	—	—
William A. Marshall	—	—	—	440,193	—	—
Kurt J. Van Wagenen	—	—	—	120,000	—	—
Jeffrey C. MacHaffie	—	—	16,667	83,333	—	—
William F. Fennell	—	—	102,407	—	—	—

Employment, Termination and Change-in-Control Agreements

        Mr. Courter serves as our chief executive officer and chairman of our board of directors pursuant to the terms of an employment agreement dated December 12, 2000. The agreement has an initial term expiring on December 31, 2003 and renews automatically on an annual basis thereafter unless terminated by either party no later than the immediately preceding June 1. The agreement provides for an annual base salary of not less than $250,000 per year, a sign-on bonus equal to $20,000, as well as an option to purchase 300,000 shares of our common stock at $7.56 per share evidenced by a stock option agreement which provides that the options vest as to 100,000 shares on each of December 12, 2001, December 12, 2002 and December 12, 2003, with accelerated vesting upon a change of control. In addition to being eligible to participate in our executive and employee plans, Mr. Courter has an opportunity to earn an annual bonus of up to 50% of his base salary upon achieving certain performance goals. If Mr. Courter is terminated for any reason other than death, total disability or cause, if we elect not to renew or extend the agreement at the end of the initial term or any extended term or if Mr. Courter terminates his employment with us within six months of a substantial reduction in the nature or scope of his responsibilities, duties or authority, or a material adverse change in his title or position or relocation of our executive headquarters to a location more than fifty miles from our current location and our board of directors demands that Mr. Courter perform his obligations at the new location, Mr. Courter will be entitled to receive an amount equal to his base salary in effect immediately preceding the date of termination. If we terminate Mr. Courter's employment for any reason other than cause, he will have 18 months to exercise his outstanding stock options. In addition, if we issue any new securities as part of the restructuring of our outstanding indebtedness, then we will issue additional incentive stock options to Mr. Courter to prevent any dilution to his percentage interest ownership of our fully diluted shares as a result of such transactions. Those stock options will have an exercise price per share equal to the as-converted price per share of the issued securities, and the vesting period will be the same as the vesting period of Mr. Courter's initial stock grant.

        Mr. Marshall serves as our chief financial officer and treasurer pursuant to the terms of an employment agreement dated September 18, 2001. The agreement provides for an annual base salary of not less than $225,000 per year, as well as an incentive stock option to purchase 350,000 shares of our common stock at $3.25 per share evidenced by a stock option agreement which provides that the options vest as to 116,667 shares on each of September 18, 2002, September 18, 2003 and September 18, 2004. In addition to being eligible to participate in our executive and employee plans, Mr. Marshall has an opportunity to earn an annual bonus of up to 35% of his base salary. If we terminate Mr. Marshall's employment with us without cause or if we terminate or modify his employment as a result of a change in control or if Mr. Marshall terminates his employment with us as a result of a substantial reduction in the nature or scope of his responsibilities, duties or authority, or a material adverse change in his title or position or relocation of our executive headquarters to a location more than twenty-five miles from our current location, Mr. Marshall will be entitled to receive an amount equal to his base salary and bonus in effect immediately preceding the date of termination, in addition to benefit continuation for one year, all of his stock options will become fully vested, and he will have 18 months to exercise his outstanding stock options. In addition, if we issue any new securities as part of the restructuring of our outstanding indebtedness, then we will issue additional incentive stock options to Mr. Marshall to prevent any dilution to his percentage interest ownership of our fully diluted shares as a result of such transactions. Those stock options will have an exercise price per share equal to the as-converted price per share of the issued securities, and the vesting period will be the same as the vesting period of Mr. Marshall's initial stock grant.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        Credit Suisse First Boston is providing the Company with certain investment banking services. Ms. Dietze, a member of the Compensation Committee, is a partner of Credit Suisse First Boston. See "Certain Relationships and Related Transactions."

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on our review of copies of reports filed by our directors and executive officers and persons beneficially owning more than 10% of our common stock pursuant to Section 16(a) of the

Securities Exchange Act of 1934, as amended, or written representations from certain of those persons, except as set forth below, we believe that during 2001 all filings required to be made by such persons were timely made, except that, due to administrative oversight (i) Messrs. Marshall and MacHaffie failed to timely file a Form 3, which forms were subsequently filed, and (ii) Messrs. Van Wagenen and Parker failed to timely file a Form 3, which failure has been cured by the subsequent filing of a Form 5.

Report of the Compensation Committee

        The compensation committee seeks to achieve two primary goals in connection with executive compensation programs and decisions regarding individual compensation. First, the compensation committee structures executive compensation programs in a manner that it believes will enable us to attract and retain key executives. In order to ensure continuity of certain key members of management, in 1998 the board of directors approved multi-year employment contracts for our executive officers. In 2001, the board of directors also approved a multi-year contract with Stephen Courter, who became chief executive officer and chairman of the board of directors in December 2000. Second, executive compensation programs are intended to provide executives with an equity interest in us so as to link portion of their compensation with the performance of our common stock.

        The compensation programs for executives established by the compensation committee consist of a base salary plus an annual cash bonus and/or a stock-based equity incentive award. In establishing base salaries for executive officers, the compensation committee monitored salaries at other companies, particularly those that are in the same industry as we are or related industries and/or located in the same general geographic area as we are, considered historic salary levels of the individual and the nature of the individual's experience and responsibilities and compared the individual's base salary with those of other executives. To the extent determined to be appropriate, the compensation committee also considered our financial performance and the individual's performance. In July the board of directors approved a company-wide salary reduction and deferred fees paid to members of the board of directors. In January the board of directors reinstated the company-wide salary reduction with the proviso that such amounts would not be paid until the restructuring was complete.

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

        The compensation of our chief executive officer is currently governed by his employment agreement established in 2001, which is described under the heading "Employment, Termination and Change-in-Control Arrangements," above. In addition, we approved a bonus in the amount of $89,500 for our chief executive officer in recognition of his strong performance in 2001, including in connection with our current debt restructuring activities; however, such bonus will not be payable until the completion of our restructuring.

Section 162(m)

        Section 162(m) of the Code generally disallows a federal tax deduction to public companies for compensation in excess of $1,000,000 paid to its chief executive officer and its other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The compensation realized upon the exercise of stock options is considered "performance based" if, among other requirements, the plan pursuant to which the options are granted has been approved by the Company's stockholders and has a limit on the total number of shares that may be covered by options issuable to any plan participant in any twelve-month period. The adoption of the 1998 stock incentive plan was originally approved by our stockholders on May 26, 1998 and an amendment was approved by our stockholders on July 26, 2000. Stock options granted under the 1998 stock incentive meet the requirements of "performance based"compensation under Section 162(m).

        The Compensation Committee believes that while tax deductibility is an important factor, it is not the sole factor to be considered in setting executive compensation policy. This is especially true while the Company continues to generate operating losses, or has net operating losses available to be applied against its taxable income. Nevertheless, the Compensation Committee intends to continue to evaluate the Company's compensation programs in light of the Section 162(m) requirements.

                      COMPENSATION COMMITTEE
                      Katherine E. Dietze (Chair)
                      John H. Forsgren
                      Donald S. Parker

Directors' Compensation

        On October 25, 2000, the board of directors adopted the same compensation plan for non-employee directors that had applied to NEON Optica prior to our establishment as its holding company. The board compensation plan provides for the payment of the following fees to directors who are not employees: $20,000 per year for service as a director, payable quarterly in arrears; $500 per board meeting attended; $250 per committee meeting attended; $300 per telephonic board meeting attended and $150 per telephonic committee meeting attended. All directors are reimbursed their expenses of attending board and committee meetings. In July the board of directors deferred fees paid to members of the board of directors.

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

        On October 25, 2000, the board granted to each of Messrs. German, Rust and Shinn, none of whom had been directors of NEON Optica, an option to purchase 18,731 shares of common stock with the vesting described above at an exercise price of $14.31 per share, the market value on the date of grant. On July 31, 2001, the board granted to each of the directors their annual allocation of stock options in the amount of 21,335 shares.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on the common stock between July 31, 1998 (the date the common stock of our predecessor, NorthEast Optic Network, Inc. commenced public trading) and December 31, 2001 with the cumulative total return of the Nasdaq (U.S.) Index and the Nasdaq Telephone Communications Index, over the same period. This graph assumes the investment of $100 on July 31, 1998 in our common stock, the Nasdaq U.S. Index and the Nasdaq Telecommunications Index, and assumes any dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
NEON COMMUNICATIONS, INC.(1),
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

	Cumulative Total Return
	7/98	12/98	12/99	12/00	12/01
NEON COMMUNICATIONS, INC.	100.00	86.46	521.36	54.17	22.58
NASDAQ U.S. INDEX	100.00	118.64	219.57	132.70	105.22
NASDAQ TELECOMMUNICATIONS INDEX	100.00	117.60	204.80	90.20	60.14

(1)
Gives retroactive effect to our holding company reorganization in September 2000.

Security Ownership Of Certain Beneficial Owners And Management

        The following table sets forth certain information as of April 1, 2002 with respect to the beneficial ownership of shares of NEON Communications' common stock by each person known to us to own beneficially more than 5% of the outstanding shares of common stock; the directors; our named executive officers; and the directors and executive officers as a group. All outstanding shares of NEON Optica are held by NEON Communications.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)
	Number	Percentage
5% or Greater Stockholders
Northeast Utilities 107 Selden Street Berlin, Connecticut 06037(2)	12,970,217	60.8%
Energy East Corporation c/o New England Business Trust The Great Road Bedford, Massachusetts 01730(3)	8,579,839	40.2
Consolidated Edison Communications, Inc. 4 Irving Place New York, New York 10003(4)	8,514,416	39.9
Exelon Capital Partners Corporation 2301 Market Street Philadelphia, Pennsylvania, 19103(5)	8,514,416	39.9
Directors
Stephen E. Courter(6)	100,000	*
Victor Colantonio(7)	544,962	2.5
Katherine E. Dietze(8)	49,663	*
John H. Forsgren(9)	37,663	*
Michael I. German(10)	15,700	*
F. Michael McClain(11)	49,663	*
Donald S. Parker(12)	16,002	*
Peter A. Rust(13)	14,700	*
Gary D. Simon(14)	37,663	*
Other Executive Officers
Jeffrey C. MacHaffie(15)	38,734	*
William A. Marshall(16)	—	*
Kurt J. Van Wagenen(17)	40,000	*
William F. Fennell(18)	10,000	*
All directors and executive officers as a group (13 persons)(19)	954,750	4.3

*
Represents less than 1% of the outstanding shares of common stock.

1.
The address of each person for whom no address is included in the table is c/o NEON Communications, Inc., 2200 West Park Drive, Westborough, Massachusetts 01581.

2.
Represents (i) 4,124,038 shares held of record by Mode 1 Communications ("Mode 1"), an indirect wholly-owned subsidiary of Northeast Utilities ("NU"), (ii) an additional 4,390,378 shares, of which 2,476,735 shares are held of record by Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc. ("ConEd"), and 1,913,643

  shares are held of record by Exelon Capital Partners Corp. ("Exelon"), a wholly-owned subsidiary of Exelon Corporation, which may be deemed to be beneficially owned by NU as a result of the Stockholders' Agreement dated September 14, 2000 by and among CEC, Mode 1, NU and Exelon (the "Stockholders' Agreement"). See "Related Party Transactions—Consolidated Edison Communications, Exelon Corporation and Northeast Utilities Stockholders' Agreement," and (iii) an additional 4,455,801 shares held by New England Business Trust ("NEBT"), which may be deemed to be beneficially owned by NU as a result of the Principal Stockholders Agreement dated May 28, 1998, as amended on October 19, 2000, by and among Central Maine Power Company ("CMP"), NU, Mode 1 and NEBT (the "Principal Stockholders Agreement"). Mr. Forsgren, one of our directors, is the Executive Vice President and Chief Financial Officer of NU and certain of its affiliates. Mr. Simon, one of our directors, is the Senior Vice President—Enterprise Analysis and Development for Northeast Utilities Service Company, a subsidiary of NU. Each of Messrs. Forsgren and Simon disclaims beneficial ownership of the shares held by Mode 1 except to the extent of his pecuniary interest, if any.

3.
Represents (i) 4,455,801 shares held of record by NEBT and (ii) an additional 4,124,038 shares held of record by Mode 1, which may be deemed to be beneficially owned by NEBT as a result of the Principal Stockholders Agreement. NEBT is owned by New England Investment Corp., a wholly-owned subsidiary of Mainecom Services, which is a wholly-owned subsidiary of CMP Group, Inc. CMP Group, Inc. is a wholly owned subsidiary of Energy East Corporation ("Energy East"). The trustees of NEBT are New England Investment Corp. and Joseph D. Fay. Joseph D. Fay is General Counsel, Secretary and Clerk of Mainecom Services and a director of New England Investment Corp. The address of NEBT is 110 Great Road, Bedford, Massachusetts 01730. Mr. McClain, one of our directors, is the Vice President, Corporate Development of CMP Group, Inc. Mr. McClain disclaims beneficial ownership of the shares held by CMP Group, Inc., except to the extent of his pecuniary interest, if any.

4.
Represents (i) 2,476,735 shares held of record by CEC, and (ii) an additional 6,037,681 shares, of which 4,124,038 shares are held of record by Mode 1, and 1,913,643 shares are held by Exelon, which shares may be deemed to be beneficially owned by ConEd as a result of the Stockholders' Agreement. See "Related Party Transactions—Consolidated Edison Communications, Exelon Corporation and Northeast Utilities Stockholders' Agreement." Mr. Rust, one of our directors, is the Chief Executive Officer of CEC. Mr. Rust disclaims beneficial ownership of the shares held by CEC, except to the extent of his pecuniary interest, if any.

5.
Represents (i) 1,913,643 shares held of record by Exelon and (ii) an additional 6,600,773 shares, of which 4,124,038 shares are held of record by Mode 1, and 2,476,735 shares are held of record by CEC, which may be deemed to be beneficially owned by Exelon as a result of the Stockholders' Agreement. See "Related Party Transactions—Consolidated Edison Communications, Exelon Corporation and Northeast Utilities Stockholders' Agreement."

6.
Represents 100,000 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

7.
Includes 543,877 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

8.
Represents 49,663 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

9.
Represents 37,663 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

10.
Includes 14,700 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

11.
Represents 49,663 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

12.
Represents 16,002 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

13.
Represents 14,700 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

14.
Represents 37,663 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

15.
Includes 38,334 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

16.
Mr. Marshall joined the company in September 2001.

17.
Represents 40,000 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

18.
Mr. Fennell resigned as vice president of finance in December 2001.

19.
Includes 942,265 shares issuable pursuant to options exercisable within 60 days after April 1, 2002.

Item 13. Certain Relationships and Related Transactions

Northeast Utilities Agreements

        In 1994 and 1995, we entered into a series of agreements (as subsequently amended and restated in February 1998) with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to these agreements, we acquired indefeasible rights of use in fiber optic filaments along Northeast Utilities' rights of way and pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that we generate on the portion of our system located on Northeast Utilities' rights-of-way. A portion of the Northeast Utilities system, comprised of 12 fibers within the cable, is owned by, and has been set aside for, Northeast Utilities' use. Northeast Utilities may lease these fibers to third parties and is free to use its network to compete with us.

        The agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter, they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay us an amount equal to the fair market value of the network built on Northeast Utilities' rights-of-way less the 12 fibers set aside for Northeast Utilities' use, or allow us to retain the indefeasible rights of use and receive from us an annual payment equal to 10% of our gross revenue from the fiber optic network on Northeast Utilities' rights-of-way which payment would be in addition to the other annual payments under our agreements with Northeast Utilities.

        We paid Northeast Utilities approximately $428,000 in 2001 for materials, labor and other contractor charges.

Central Maine Power Company Agreement

        In January 1997, we entered into an agreement with Central Maine Power Company ("CMP"), a subsidiary of Energy East Corporation, in which CMP granted us rights of use in fiber optic filaments within a cable along a designated route in CMP's service territory. In exchange for the rights of use, we agreed to pay to CMP an annual fee with regard to any particular route segment, in the first calendar year following the installation date for such route segment.

        Our rights of use do not apply to six fibers that have been set aside for CMP's use and CMP may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given installation date. After such seven-year period, to the extent that CMP has excess capacity, CMP is required to negotiate in good faith with us to provide such excess capacity before making it available to third parties. If we do not enter into an agreement with CMP for such excess capacity, CMP will be able to use such capacity to compete with us.

        Our agreement with CMP has an initial term of 30 years and expires in January 2027. Thereafter, it is renewable at our option for an additional ten-year term. In the event that we elect to renew the agreement, we must pay to CMP an annual payment equal to 10% of our gross annual revenue from the CMP's rights-of-way, which payment would be in addition to the other annual payments under our agreement with CMP.

        We paid approximately $144,000 to CMP in right-of-way fees for the year ended December 31, 2001. In addition, during the year ended December 31, 2001, we paid CMP and/or Union Water and Power, a subsidiary of Energy East, $1,010,000 for materials, labor and other contractor charges.

ConEdison Communications Agreements and Exelon Capital Partners Corporation Agreement

        In September 2000, we entered into an agreement with the communications subsidiary of Consolidated Edison, Inc., This subsidiary, Consolidated Edison Communications Inc. ("CEC"), agreed to grant us an indefeasible right to use ("IRU") fiber optic facilities on the CEC network to provide network transport and carrier services in its service area, which includes New York City and Westchester County, New York. At the same time, CEC also agreed to provide connectivity from our backbone network to its local distribution facilities in its service area. This communications network operates under the NEON brand, expanding our network into and around New York City. The term of the IRU granted under this agreement is for no less than 25 years. In addition to the IRUs and intangible assets, CEC agreed to contribute to us cash totaling over $11,300,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence ("POP") and related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. As of December 31, 2001, certain fiber optic facilities and approximately $4,900,000 in cash were due under this arrangement. In January 2001, we entered into an agreement with CEC in which we granted CEC certain fiber optic filaments along a route segment between White Plains, NY and New York City in exchange for an up-front payment from CEC of $4,000,000 and an additional $3,172,500 due from CEC in 36 monthly payments. A portion of the fibers provided to CEC will be included in the fiber optic filaments to be provided by CEC to us under the September 2000 agreement with CEC described above. We provided the fiber under this agreement to CEC in May 2001.

ConEdison Communications, Exelon Capital Partners Corporation and Northeast Utilities Stockholders' Agreement.

        In September 2000, we entered into a Stockholders' Agreement with CEC, Exelon and Mode 1, one of our principal stockholders and a subsidiary of Northeast Utilities. Under the Agreement, as amended to date, each of the stockholder parties has agreed that in any and all elections of our directors, it will vote all of the shares of voting stock then owned by it to fix the size of the board at ten directors and to elect two members designated by Mode 1, one member designated by Exelon and one member designated by CEC, provided that no party would be required to vote for any designee deemed unacceptable by our board of directors.

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

Convertible Notes

        In June 2001, we sold a $15,000,000 18% subordinated convertible note to a subsidiary of Northeast Utilities, and in August 2001, we sold an $11,500,000 18% subordinated convertible note to Exelon Enterprises Management. The Notes mature on August 15, 2008, and scheduled interest payments are due semi-annually. We have the option to pay the interest on the Northeast Utilities Note in cash or common stock at a price per share of $6.00 or an additional subordinated convertible note. Exelon has the option to receive the interest on the Exelon Note in cash or common stock at a price per share of $5.00. The Northeast Utilities Note and the Exelon Note are convertible at any time at a conversion price of $6.00 and $5.00, respectively, and are convertible at any time into 2,500,000 shares of common stock and 2,300,000 shares of common stock, respectively. We registered the resale of the shares of common stock into which the notes are convertible with the Securities and Exchange Commission. As part of the transaction with Exelon, we agreed to terminate our September 2000 agreement with Exelon under which Exelon was required to provide us with certain assets in exchange for a payment to us from Exelon of $10,000,000, which payment made be made in the form of cash or forgiveness of the indebtedness represented by the Exelon Note. In February 2002, Exelon delivered notice to us to apply the $10 million as forgiveness of indebtedness under the Exelon Note.

Credit Suisse First Boston

        In October 2001, we engaged Credit Suisse First Boston to provide us with certain investment banking services, including assisting us in the evaluation of financing and debt restructuring alternatives. Ms. Katherine Dietze, a partner of Credit Suisse First Boston, is a member of our board of directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Westborough, Massachusetts, on this 30th day of April, 2002.

NEON COMMUNICATIONS, INC.
By:	/s/ STEPHEN E. COURTER Stephen E. Courter Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Amendment to the Registrant's Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. COURTER Stephen E. Courter	Chairman of the Board of Directors & Chief Executive Officer (principal executive officer)	April 30, 2002
/s/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer & Treasurer (principal financial and accounting officer)	April 30, 2002
* Victor Colantonio	Vice Chairman of the Board of Directors	April 30, 2002
* Katherine E. Dietze	Director	April 30, 2002
* John H. Forsgren	Director	April 30, 2002
* Michael I. German	Director	April 30, 2002
* F. Michael McClain	Director	April 30, 2002
* Donald S. Parker	Director	April 30, 2002
* Peter A. Rust	Director	April 30, 2002
* Gary D. Simon	Director	April 30, 2002
By:	/s/ STEPHEN E. COURTER Stephen E. Courter * Attorney-in-Fact	April 30, 2002

QuickLinks

Stock Performance Graph
Security Ownership Of Certain Beneficial Owners And Management
SIGNATURES