Form 10-Q
period 2002-03-31
NEON COMMUNICATIONS INC
filed 2002-05-15
CIK 1116086

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File Number	Exact Name of Registrant as Specified in Its Charter; State of Incorporation; Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices	IRS Employer Identification Number
000-31531	NEON Communications, Inc. (a Delaware corporation) 2200 West Park Drive Westborough, Massachusetts 01581 (508) 616-7800	04-3523408

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
NEON Communications, Inc.—Common Stock, Par Value $0.01 Per Share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 1, 2002 there were 21,335,061 shares of NEON Communications, Inc. common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEON COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2001	March 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$12,594,115	$7,432,058
Short-term restricted investments	14,254,180	2,516,355
Accounts receivable, net of allowance of approximately $774,000 and $980,000 in 2001 and 2002, respectively	4,770,117	3,775,264
Prepaid expenses and other current assets	1,340,163	1,532,119

Total current assets	32,958,575	15,255,796

Property and Equipment, net	238,040,852	236,442,574
Intangible and Other Assets, net	81,268,714	12,197,797

	$352,268,141	$263,896,167

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$5,193,414	$5,535,339
Accounts payable—Communications network	5,666,006	907,315
Accrued expenses	22,083,772	17,212,150
Deferred revenue	1,722,091	1,835,759
Current portion of long term obligations	37,067,102	39,822,782

Total current liabilities	71,732,385	65,313,345

Deferred revenue, net of current portion	15,145,571	15,208,019
Long-term obligations	205,417,760	197,253,868
Contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,948,090 shares issued and outstanding	199,481	199,481
Restricted common stock—1,386,972 shares issued and outstanding (Note 2)	13,870	13,870
Subscription receivable (Note 2)	(27,571,232)	(13,012,716)
Additional paid-in capital	290,317,240	290,317,240
Accumulated deficit	(202,986,934)	(291,396,940)

Total stockholders' equity (deficit)	59,972,425	(13,879,065)

	$352,268,141	$263,896,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues:
Network services	$4,637,134	$7,122,516
Other services	757,433	801,547

Total revenues	5,394,567	7,924,063

Expenses:
Cost of revenues	4,058,365	4,460,107
Selling, general and administrative	7,047,875	5,159,268
Depreciation and amortization	4,094,273	5,256,195

Total expenses	15,200,513	14,875,570

Loss from operations	(9,805,946)	(6,951,507)

Other Income (Expense):
Interest and other income	576,413	200,427
Interest and other expense	(5,207,778)	(9,347,015)

Total other expense, net	(4,631,365)	(9,146,588)

Loss before cumulative effect of change in accounting principle	(14,437,311)	(16,098,095)
Cumulative effect of change in accounting principle (Note 4)	—	(72,311,911)

Net Loss	$(14,437,311)	$(88,410,006)

Basic and Diluted Loss per Share Before Cumulative Effect of Change in Accounting Principle	$(0.77)	(0.81)

Basic and Diluted Loss per Share from Cumulative Effect of Change in Accounting Principle	—	(3.62)

Basic and Diluted Loss per Share	$(0.77)	$(4.43)

Basic and Diluted Weighted Average Shares Outstanding	18,754,414	19,948,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(14,437,311)	$(88,410,006)
Adjustments to reconcile net loss to net cash used in operating activities—
Cumulative effect of a change in accounting principle (Note 4)	—	72,311,911
Depreciation and amortization	4,094,273	5,256,195
Amortization and write-down of deferred financing and interest costs	349,191	2,140,104
Changes in assets and liabilities—
Accounts receivable	(2,234,867)	994,853
Prepaid expenses and other current assets	(5,890,059)	(191,956)
Accounts payable	3,221,481	341,925
Accrued expenses	(3,637,044)	(4,871,622)
Deferred revenue	4,697,095	176,116

Net cash used in operating activities	(13,837,241)	(12,252,480)

Cash Flows from Investing Activities:
Purchases of property and equipment	(13,817,643)	(3,661,697)
Increase in intangible and other assets	4,446,959	327,984

Net cash used in investing activities	(9,370,684)	(3,333,713)

Cash Flows from Financing Activities:
Increase (decrease) in accounts payable—communications network	1,833,082	(1,709,765)
Decrease in restricted cash and investments	11,124,743	11,737,825
Proceeds from subscription receivable	986,062	396,076
Payment of common stock issuance costs	(250,000)	—
Proceeds from exercise of common stock options	7,317	—

Net cash provided by financing activities	13,701,204	10,424,136

Net Increase (Decrease) in Cash and Cash Equivalents	(9,506,721)	(5,162,057)
Cash and Cash Equivalents, beginning of period	20,650,158	12,594,115

Cash and Cash Equivalents, end of period	$11,143,437	$7,432,058

Supplemental Disclosure of Cash Flow information:
Cash paid during the period for—
Interest	$10,050,000	$10,470,000

Taxes	$70,265	$12,300

Supplemental Disclosure of Non-Cash Financing Information:
Decrease in subscription receivable to offset convertible note (Note 5)	$—	$10,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(1)  Operations and Restructuring

        NEON Communications, Inc. (the "Company" or "NEON") and its subsidiary are engaged in the ownership, management, operation and installation of fiber optic telecommunication networks and is a leading provider of advanced optical networking solutions and services in the Northeast and Mid-Atlantic regions of the United States.

        To date, the Company has recorded revenues principally from network transport and related services contracts and has incurred cumulative net losses of approximately $291,397,000, including the effects of a one time non-cash charge of $60,000,000 in the third quarter of 2001 and a one-time non-cash charge of approximately $72,312,000 in the first quarter of 2002 described in Notes 2 and 4, respectively. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services, the increasing demands placed on equipment in worldwide telecommunications networks and the demand for telecommunications capacity compared to the supply currently available.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the year 2002. The Company is subject to risks common to telecommunications companies including, but not limited to, the development of new products and services, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to meet its operating plans. The Company is projecting an operating loss for 2002 and will not generate sufficient cash flow from operations to fully fund operating costs, capital expenditures and debt service for the year. To conserve cash for operations, the Company elected not to make payments on an equipment note which gives the lender the right to accelerate the due date of its note and could trigger cross-acceleration provisions in NEON Optica's senior debt (see Note 5). These factors raise significant doubt about the Company's ability to continue as a going concern. The Company's ultimate success is dependent upon its ability to restructure its debt, raise sufficient equity capital to fund its business plan for the foreseeable future, and successfully develop and market its products. As discussed below, the Company is developing a plan to restructure its debt and is seeking additional equity capital. However, there can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including the Company's investment in property and equipment ($236,442,574), or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        During the fourth quarter of 2001, the Company engaged Credit Suisse First Boston ("CSFB") as its financial advisor to assist with developing a plan to restructure its debt and seek additional equity capital. The Company is in discussions with a group of note holders representing more than two-thirds of NEON Optica's $180 million Senior Notes (collectively, "Holders"); the holders of NEON Optica's 15% equipment note (see Note 5(c)); and holders of the Company's 18% subordinated convertible notes regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the plan. In addition, the Company is in discussions with the Holders regarding an equity investment. Along with the exchange of the Company's debt, the equity investment would enable the Company to fully fund its business plan for the foreseeable future. Management believes that it will be able to complete its restructuring and capital-raising activities during 2002. However, there can be no assurance that these activities will be successful.

(2)  Network Connectivity Purchases in Exchange for Stock

        On September 14, 2000, the Company closed an agreement with Consolidated Edison Communications, Inc. ("CEC") under which CEC agreed to grant the Company an indefeasible right to use ("IRU") fiber optic facilities on the CEC network to provide network transport and carrier services in its service area, which includes New York City and Westchester County, New York. At the same time, CEC also agreed to provide connectivity from NEON's backbone network to its local distribution facilities in its service area. This communications network operates under the NEON brand, expanding NEON's network into and around New York. The term of the IRU granted under the CEC agreement is for no less than 25 years. In addition to the IRUs and intangible assets, CEC agreed to contribute to the Company cash totaling $11,300,000 over the period from September 14, 2000 to April 15, 2005 for the build-out of local points of presence (POP) and related optronic equipment and for the cost of POP rental, POP operating expenses, optronic equipment maintenance and sales and marketing expenses. As part of the agreement, the Company has issued 2,476,735 shares of common stock to CEC, of which 56% was restricted as of March 31, 2002, with such restrictions to lapse incrementally upon the completion of certain milestones over the terms of the agreement, as detailed in the contract with CEC. This transaction resulted in CEC owning approximately 10.5% of NEON's fully diluted common stock. Pursuant to a stockholders' agreement entered into among the Company, CEC, Exelon Enterprises Management, Inc. (Exelon), and a subsidiary of Northeast Utilities, CEC has nominated a member of the Company's Board of Directors. In connection with this transaction, the Company recorded a subscription receivable on the accompanying consolidated balance sheet for the value of these assets, based upon an appraisal of the value of the tangible and intangible assets received in consideration for the stock provided under this agreement. As network assets are received under this agreement, the related subscription receivable amount is transferred to fixed and intangible assets. The addition of these tangible and intangible assets will result in significant depreciation and amortization expense and an increase in the Company's net loss per share over the terms of the IRU granted under this agreement. As of March 31, 2002, approximately $77,620,000 of the subscription receivable has been transferred to fixed and intangible assets as network assets have been received and $2,186,000 has been received in cash, while certain fiber optic facilities and approximately $4,542,000 in cash remain due under this arrangement. As discussed more fully in Note 4, the Company wrote off all of its intangible assets in the first quarter of 2002.

        On September 14, 2000, the Company also closed a similar agreement with Exelon. Under the initial agreement, the Company issued 2,131,143 shares of common and restricted common stock to Exelon, which resulted in Exelon owning approximately 9.1% of NEON's fully diluted common stock, and received cash totaling approximately $3,300,000 from Exelon. Exelon also entered into a stockholders' agreement among the Company, CEC, Exelon and a subsidiary of Northeast Utilities, whereby Exelon has the right to nominate a member of the Company's Board of Directors. In connection with the September 2000 agreement, the Company recorded a subscription receivable on the accompanying consolidated balance sheet for the value of the assets, as determined based on an independent appraisal of the value of the tangible and intangible assets to be received. On August 10, 2001, the Company closed financing of $11,500,000 in the form of an 18% subordinated convertible note ("Exelon Convertible Note") with Exelon (see Note 5(b)) and modified the September 2000 agreement. The Exelon Convertible Note purchase agreement provided for an additional $10,000,000 from Exelon, payable either in cash or forgiveness of indebtedness represented by the Exelon Convertible Note on or before April 2002 in lieu of providing the IRU, services and other cash proceeds required under the September 2000 agreement with Exelon. In February 2002, Exelon delivered notice to the Company to apply the $10 million as forgiveness of indebtedness under the Exelon Convertible Note. Pursuant to the Exelon Convertible Note purchase agreement, all restrictions on the common stock issued to Exelon in September 2000 were released. Upon closing the Exelon Convertible Note, the Company recorded a one-time, non-cash charge to operations of $60,000,000 to write down the subscription receivable related to the Exelon transaction. Prior to the modification of the September 2000 agreement in August 2001, the Company had received $4,500,000 of cash from Exelon under this agreement.

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

(b) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-K.

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

        In accordance with Staff Accounting Bulletin ("SAB") No. 101, the Company recognizes revenues from nonrecurring installation charges and design, engineering and construction services ratably over the multi-year network services terms to which the nonrecurring charges relate.

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

(g) Loss per Share

        In accordance with SFAS No. 128, Earnings per Share, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share in the three months ended March 31, 2002 excludes 1,386,972 shares of restricted common stock and 3,344,332 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive. Diluted net loss per share in the three months ended March 31, 2001 excludes 2,580,412 shares of restricted stock and 2,230,316 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

(h) New Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. Adoption of this statement did not have a material effect on the Company's financial statements.

(4)  Write-Off of Goodwill and Other Intangible Assets

        In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. In connection with the transition to this new accounting standard, the Company was required to assess whether there was an indication that goodwill and other intangible assets were impaired as of the date of adoption by comparing the fair value and the carrying value of its assets and liabilities, including goodwill and other intangible assets. To the extent the carrying amount exceeded the fair value, the Company recorded a transitional impairment loss, which is recognized as a cumulative effect of a change in accounting principle in the statement of operations. Based on this fair value assessment, the Company has determined that it was required to take a one time, non-cash charge of approximately $72,312,000, to write off all of its goodwill and other identifiable intangible assets. Amortization expense related to goodwill and other identifiable intangible assets was approximately $1,806,000 for each of the years ended December 31, 1999, 2000 and 2001.

(5)  Long-term Obligations

(a) 12 3/4% Senior Notes

        In August 1998, NEON Optica sold $180,000,000 of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the sale of the Senior Notes, NEON Optica purchased approximately $72,000,000 in U.S. Government obligations to provide for payment in full of the scheduled interest payments on the Senior Notes through February 15, 2002. Such securities were pledged as security for the benefit of the holders of the Senior Notes, were classified as held-to-maturity and reported at amortized cost and were included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of NEON Optica at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

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

        In connection with this financing, NEON Optica incurred approximately $6,300,000 of issuance costs. These costs have been classified as other assets in the accompanying consolidated balance sheet and are being amortized, as additional interest expense, over the term of the Senior Notes.

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

        As discussed in Note 2, on August 10, 2001, the Company closed financing of $11,500,000 in the form of an 18% subordinated convertible note with Exelon. The Exelon Convertible Note matures on August 15, 2008, and scheduled interest payments are due semi-annually commencing August 15, 2001. Exelon has the option to receive the interest in cash or common stock at a price per share of $5.00 or an additional subordinated convertible note. The Exelon Convertible Note and accrued interest are convertible at any time into common stock, at Exelon's option, at a price of $5.00 per share, which represents 2,300,000 shares of common stock, subject to certain anti-dilution provisions. The Exelon Convertible Note purchase agreement provides for an additional $10,000,000 from Exelon payable in either cash or forgiveness of the indebtedness represented by the note on or before April 15, 2002. In February 2002, Exelon delivered notice to the Company to apply the $10,000,000 as forgiveness of indebtedness under the Exelon Convertible Note. This forgiveness was reflected in the Company's financial statements as a reduction of the note payable and related subscription receivable from Exelon.

        The fair value of the Company's stock on the date the original commitment by Exelon was executed was $5.50 per share. Therefore, the Company recorded a beneficial conversion for the difference between the conversion price and the fair value of the stock, totaling $1,150,000 as a discount on the Exelon Convertible Note. This non-cash amount is being amortized as interest expense over the term of the Exelon Convertible Note. Due to the application of the $10,000,000 in debt forgiveness in February 2002, $944,974 of the beneficial conversion discount was written off as interest expense in the quarter ended March 31, 2002.

(c) 15% Equipment Note

        In August 2001, NEON Optica completed an agreement with Nortel Networks, Inc. ("Nortel"), one of its primary optical equipment providers, whereby NEON refinanced its existing obligations to Nortel through the issuance of a 15% promissory note for $46,250,000. Subsequent to December 31, 2001, the equipment note was sold by Nortel to a group of financial investors. Interest and principal payments under the equipment note are due quarterly beginning September 30, 2001 through June 30, 2003. NEON has elected not to make its December 31, 2001 and March 31, 2002 payments under this note. The Company has not received a waiver of these payments and has been declared in default. As a result, the note holders have the option to demand immediate payment of the remaining principal and accrued interest due under the note, which total approximately $43.5 million. If the note holders elect to accelerate such payments, this action would also trigger a cross-acceleration provision under NEON Optica's Senior Notes. To date, the note holders have not sought to accelerate the outstanding note balance. As a result of the default, the entire balance of the 15% equipment note has been reflected as short-term in the accompanying consolidated financial statements.

(6)  Contingencies

        Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

(7)  Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, management believes there is no additional credit risk inherent in the Company's accounts receivable. For the three months ended March 31, 2001 and 2002, one customer at the end of each period represented 13% and 12%, respectively, of the Company's revenues. At December 31, 2001 and 2002, two customers at the end of each period represented 46% and 24%, respectively, of the Company's accounts receivable.

(8)  Segment Disclosure

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

        The Company operates in one business segment, the provision of advanced optical networking solutions. The Company analyzes and reports revenues based on lit fiber, dark fiber, collocation and other services. The Company does not allocate for management reporting or segment reporting purposes its cost of revenues and property and equipment, which represent the primarily operating costs, and communications network and equipment that support its revenues. Similarly, selling, general and administrative expenses are not allocated to revenue components for management or segment reporting purposes.

        Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 3. All of the Company's revenues and assets are located in the United States.

        Revenue information for the Company's segments is as follows:

	Three Months Ended March 31,
	2001	2002
Revenues:
Lit fiber leases	$3,526,400	$5,521,916
Dark fiber leases	1,110,734	1,600,600
Collocation services	418,338	339,236
Other services(1)	339,095	462,311

Total revenues	$5,394,567	$7,924,063

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

        References in this document to "we," "us," "our" and "the Company" refer, to, NEON Communications, Inc. ("NEON Communications"), its wholly owned subsidiary, NEON Optica, Inc. ("NEON Optica", formerly NorthEast Optic Network, Inc.), and NEON Optica's subsidiaries.

Overview

        We are a holding company whose principal asset is all of the outstanding shares of the capital stock of NEON Optica. NEON Optica acts as the primary operating entity, generating revenue primarily through the leasing of capacity on our network. In addition, under our agreement with Consolidated Edison Communications, Inc. ("CEC") dated September 14, 2000, NEON Communications is the holder of indefeasible rights of use in certain fiber optic filaments in the Northeast region, as well as certain interconnections and telecommunications facilities in and around New York City, upon delivery of such assets by CEC pursuant to the terms of this agreement.

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

        To date we have experienced net losses and negative cash flow from operating activities. Since our inception, our principal activities included building our network, developing our business plans, hiring management and other key personnel and negotiating and executing customer contracts. We expect to continue to generate net losses and negative overall cash flow for the foreseeable future as we expand our operations. At the same time, we are projecting an operating loss of approximately $3 million for 2002 and expect to begin generating positive EBITDA (earnings before interest, taxes, depreciation and amortization) by the latter part of 2002. See "Liquidity and Capital Resources."

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

        Our costs consist primarily of cost of revenues, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of revenues relates to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales, marketing, operations and administration, including personnel, advertising and promotions, office facilities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill, in 2001 (see Note 4 to the financial statements) from our reorganization on July 8, 1998. Interest expense relates to interest on our $180,000,000 12 3/4% Senior Notes Due 2008, subordinated convertible notes payable to Northeast Utilities and Exelon, and a 15% equipment note payable, as described in Note 5 to the financial statements included in this Quarterly Report.

Results of Operations

        Revenues increased by $2,529,496, or 47%, to $7,924,063 for the three months ended March 31, 2002 compared to $5,394,567 for the three months ended March 31, 2001. Revenues in the first quarter of 2002 were generated by recurring lease services of $7,122,516 and other service revenues of $801,547 which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction. The primary reason for the increase was the growth in booking and provisioning of customer orders for additional network services. The largest area of growth was lit services, which increased by $1,995,516 or 57% to $5,521,916 for the three months ended March 31, 2002 compared to $3,526,400 for the three months ended March 31, 2001. Lit services represented 76% and 78%, respectively, of recurring lease revenues for the three months ended March 31, 2001 and 2002. Dark services revenue grew by 44% to $1,600,600 in the three months ended March 31, 2002 compared to $1,110,734 for the three months ended March 31, 2001.

        Cost of revenues totaled $4,460,107 for the three months ended March 31, 2002, an increase of 10% as compared to the $4,058,365 for the three months ended March 31, 2001. The increase in cost of revenues reflects our overall growth in business volume during 2002. As a percentage of revenues, cost of revenues decreased to 56% for the three months ended March 31, 2002, compared to 75% for 2001. The improvement in cost of revenues as a percentage of revenues reflects our revenue growth and improving network utilization.

        Selling, general and administrative expenses ("SG&A") decreased 27% to $5,159,268 for the three months ended March 31, 2002 compared to $7,047,875 for the three months ended March 31, 2001. As a percentage of revenues, SG&A expenses decreased to 65% for the three months ended March 31, 2002, compared to 131% for 2001. The improvement in SG&A expenses as a percentage of revenues reflects our continued focus on operating efficiencies and overall cost management.

        Depreciation and amortization expense increased 28% to $5,256,195 for the three months ended March 31, 2002, compared to $4,094,273 for the three months ended March 31, 2001. This increase reflects the expansion of our communications network in our Northeast and Mid-Atlantic service areas.

        Interest and other income decreased 65% to $200,427 for the three months ended March 31, 2002 compared to $576,413 for the three months ended March 31, 2001. This decrease was due primarily to lower cash and investment balances during 2002 compared to 2001.

        Interest and other expense increased by 79% to $9,347,015 for the three months ended March 31, 2002 compared to $5,207,778 for the three months ended March 31, 2001. Interest expense primarily relates to NEON Optica's $180 million 12 3/4% Senior Notes Due 2008 and 15% equipment note, as well as NEON's 18% subordinated convertible notes. The increase in interest expense during the three months is a result of interest on the convertible notes and the equipment note payable, all of which were issued mid-2001, and the write-off of the beneficial conversion discount discussed in Note 5(b) to the financial statements.

        For the three months ended March 31, 2002, we recorded a net loss of $88,410,006, including the effect of a one-time, non-cash charge of $72,311,911 to write-off all of our goodwill and other intangible assets as a result of the adoption of SFAS No. 142, which is discussed more fully in Note 4 to the financial statements. These results compare to a net loss of $14,437,311 for the three months ended March 31, 2001. The increase in net loss is primarily attributable to the one-time $72,312,000 non-cash charge and the other factors discussed above.

Liquidity and Capital Resources

        Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. We expect to continue to have substantial capital requirements in connection with (i) the expansion and improvement of our existing network, (ii) the connection of additional buildings and customers to our network, (iii) the purchase of additional telecommunication equipment, and (iv) additional expenses required to operate and maintain existing facilities. Capital expenditures during the three months ended March 31, 2001 and 2002 totaled approximately $13.8 and $3.7 million, respectively. We have funded a substantial portion of our expenditures through our public offerings of equity and debt completed on August 5, 1998, which resulted in net proceeds to us of approximately $218,000,000 (after deducting expenses), of which $72,000,000 was placed in escrow to cover the semi-annual interest payments on our 12 3/4% Senior Notes through February 15, 2002, as well as additional convertible debt issuances totaling $26,500,000 in 2001 and vendor financing.

        The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before we can connect revenue generating customers. Although we plan to focus our future capital spending primarily on construction and deployment of the network to support customer demands, we expect to continue to experience negative cash flow after investing activities for the foreseeable future. Accordingly, our ability to continue this expansion will be limited by our current capital resources, including new commitments for funding resulting from the discussions discussed below, until sufficient cash flow after investing activities is generated.

        Net cash used in operating activities was $13,837,241 and $12,252,480 for the three months ended March 31, 2001 and 2002, respectively. Net cash used in operations for the three months ended March 31, 2002 decreased compared to the three months ended March 31, 2001 as a result of business volume growing at a greater rate than operating costs, improved network utilization, cost management, and a greater focus on up-front payments from customers, as reflected by the growth of our deferred revenue.

        Cash used in investing activities totaled $9,370,684 and $3,333,713 for the three months ended March 31, 2001 and 2002, respectively. Our capital expenditures have consisted primarily of construction and deployment of telecommunications equipment to build and expand our communications network in the Northeast and Mid-Atlantic regions to support customer demands.

        Cash flow provided by financing activities was $13,701,204 and $10,424,136 for the three months ended March 31, 2001 and 2002, respectively. Cash flow from financing activities in the first quarter of 2001 and 2002 were generated from the release of the restricted cash placed in escrow in connection with our 1998 initial public offering of NEON Optica's 12 3/4% Senior Notes Due 2008 and cash received under our agreements with CEC and Exelon. All proceeds from the release of the restricted cash were used to pay our interest payments due under NEON Optica's Senior Notes.

        We anticipate that we will continue to experience negative cash flow as we expand our network, deploy telecommunications electronic equipment and market our services to an expanding customer base, even as we focus on more customer-financed expansion activities. For the foreseeable future, cash provided by operations will not be sufficient to fund operations (including servicing our outstanding debt) and the expansion and development of our network in the Northeast and Mid-Atlantic regions. As a result, we will require additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity or debt securities if we are to complete our expansion as currently planned. As of March 31, 2002, we had approximately $7,400,000 in unrestricted cash and cash equivalents compared to approximately $12,600,000 as of December 31, 2001. As discussed below, we are in discussions to arrange additional funding which we believe will provide sufficient cash flow to cover operations and capital expenditures for the foreseeable future.

        On December 6, 2001, we announced that we had retained the services of Credit Suisse First Boston ("CSFB") as our financial advisor to explore potential financing options and to evaluate other strategic alternatives, including debt restructuring, in order to position us for growth in the year 2002 and beyond. In order to conserve cash for operations during this process, we elected not to make the December 31, 2001 and March 31, 2002 payments on NEON Optica's 15% equipment note, which would have totaled approximately $14.6 million. As a result, under the terms of the note, the note holders have the option to accelerate payments due under the note, which total approximately $43.5 million. If the note holders elect to accelerate such payments, this action would also trigger a cross-acceleration provision under NEON Optica's Senior Notes. We have not received a waiver for non-payment of amounts due under the note, but to date, the note holders have not sought to accelerate the outstanding note balance. In February 2002, we announced that we have been in discussions with a group of Senior Note holders (collectively, "Holders") regarding a possible restructuring of NEON Optica's Senior Notes. The Holders, in the aggregate, own more than two-thirds of the outstanding principal amount of NEON Optica's Senior Notes. In addition, we are in discussions with the holders of NEON Optica's 15% equipment note and our 18% subordinated convertible notes regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the restructuring plan. We are also in discussions with the Holders regarding an equity investment.

        If we complete the restructuring of our debt and receive the additional financing discussed above, we expect to have funds sufficient to finance our operations and capital expenditures for the foreseeable future based on our improving results from operations, our ability to manage capital expenditures and our available cash. However, any such restructuring could result in our outstanding equity securities being rendered worthless. Management believes that it will be able to complete its restructuring and capital raising activities during 2002 though we cannot assure you that we will complete the restructuring of our debt and financing discussed above. If we are unable to complete these transactions, we would be forced to downsize our operations and capital expenditures, delay our network expansion and customer growth plans and obtain alternative financing in order to be able to continue our operations. If we are unable to obtain such alternative financing, we will be required to file for bankruptcy protection, which would have a material adverse effect on our financial results.

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

New Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this Statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. Adoption of this Statement did not have a material effect on our financial statements.

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

        To date, we have funded our operations through both private and public debt and equity offerings. We have experienced significant net losses throughout our history and are currently experiencing cash flow problems. As a result, we will need additional financing in order to fund our operations and carry out our business plan. As discussed in "Liquidity and Capital Resources," we have been in discussions with our debt holders regarding additional funding as well as a restructuring of our debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the restructuring plan.

        We have incurred cumulative net losses since our inception of approximately $291,400,000, including a one-time non-cash charge of $60,000,000 recorded in the third quarter of 2001and a one-time non-cash charge of approximately $72,300,000 in the first quarter of 2002. As of March 31, 2002, we had approximately $7,400,000 in unrestricted cash and cash equivalents. We are currently in default under the terms of NEON Optica's 15% equipment note. As a result, the note holders have the option to demand immediate payment of the remaining principal and accrued interest due under the note, which total approximately $43.5 million. If the note holders elect to accelerate such payments, this action would also trigger a cross-acceleration provision under NEON Optica's $180 million 12 3/4% Senior Notes. We have not received a waiver for non-payment of amounts due under the note, but to date, the note holders have not sought to accelerate the outstanding note balance. If the note holders choose to accelerate the note balance, we could be forced to file for protection under federal bankruptcy laws. In addition, one or more of these holders could take action to pursue their contractual and legal rights against us, including, for example, filing a lawsuit against us, initiating an action to foreclose on the collateral securing such debt or filing an involuntary petition for bankruptcy. If any of these actions are taken, there can be no assurance that we will be able to achieve a satisfactory restructuring of our capital structure or that we will be able to continue as a going concern.

        Upon completion of the restructuring of our debt and receipt of the additional financing discussed above, we expect to have funds sufficient to finance our operations and capital expenditures for the foreseeable future based on our improving results from operations, our ability to manage capital expenditures and our available cash and other sources of funding. Management believes that these transactions will be completed. However, we cannot assure you that we will complete the restructuring of our debt and financing discussed above. If we are unable to complete these transactions, we would be forced to downsize our operations and capital expenditures, delay our network expansion and customer growth plans and obtain alternative financing in order to be able to continue our operations. If we are unable to obtain such alternative financing, we will be required to file for bankruptcy protection, which would have a material adverse effect on our financial results.

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

        Historically, a limited number of customers has accounted for a significant percentage of our revenues and accounts receivable. In 1999, three customers accounted for 18%, 16% and 13% of revenues, respectively. In 2000, two customers accounted for 16% and 10% of revenues, respectively. In 2001, one customer accounted for 10% of revenues. For the three months ended March 31, 2001 and 2002, one customer at the end of each period represented 13% and 12%, respectively of our revenues. At December 31, 2001 and March 31, 2002, two customers at the end of each period represented 46% and 24%, respectfully, of our accounts receivable. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a relatively small number of customers.

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

        While we generally do not deal directly with end-users of telecommunications and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats certain Internet service providers purchasing telecommunications as end-users. Our revenues from providing telecommunications to end-users, which represent a portion of our revenues, are therefore subject to an assessment of 6.9% for the fourth quarter of 2001 and 6.8% in the first quarter of 2002. Such assessments vary and may increase from quarter to quarter. If the annual contribution amount would be less than $10,000, we would qualify for a de minimus exemption from contribution to the Fund. Our required contributions to the Universal Service Fund for the quarters ended March 31, 2001 and 2002 were approximately $13,000 and $15,000, respectively.

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

        On December 6, 2001, we announced that we had retained the services of Credit Suisse First Boston ("CSFB") as our financial advisor to explore potential financing options and to evaluate other strategic alternatives, including debt restructuring, in order to position us for growth in the year 2002 and beyond. We have been in discussions with the holders of NEON Communications' and NEON Optica's debt securities regarding the restructuring of their debt. Any such restructuring will likely be pursued in bankruptcy in order to bind all debt holders to the terms of the restructuring plan. Any such restructuring could result in our outstanding equity securities being rendered worthless. Management believes that it will be able to complete its restructuring activities during 2002. However, there can be no assurance that these activities will be successful.

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

  •
  future announcements concerning us or our competitors;

  •
  our ability to obtain future financing;

  •
  delays in the expansion of our network and in general, implementation of our business plan;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Certain claims arising in the ordinary course of business are pending against us. In the opinion of management, these claims are not expected to have a material effect on operations.

Item 3. Defaults Under Senior Securities

        As described elsewhere in this Report, NEON Optica has elected not to make its December 31, 2001 and March 31, 2002 payments under its $46.3 million 15% equipment note, which would have totaled approximately $14.6 million. The Company has not received a waiver of these payments and has been declared in default. As a result, the note holders have the option to demand immediate payment of the remaining principal and interest due under the note, which total approximately $43.5 million.

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

          (b)  On January 25, 2002 the Company filed a Current Report on Form 8-K related to its election not to make the December 31, 2001 payment due under its $46.3 million 15% equipment note, which would have totaled approximately $7.3 million, in order to conserve cash for operations as the Company continued to evaluate financing and restructuring alternatives to fund its business plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2002.

NEON COMMUNICATIONS, INC.
By:	/s/ STEPHEN E. COURTER Stephen E. Courter Chairman and Chief Executive Officer
By:	/s/ WILLIAM A. MARSHALL William A. Marshall Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
NEON COMMUNICATIONS, INC. Condensed Consolidated Balance Sheets (Unaudited)
NEON COMMUNICATIONS, INC. Condensed Consolidated Statements of Operations (Unaudited)
NEON COMMUNICATIONS, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)
NEON COMMUNICATIONS, INC. Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Defaults Under Senior Securities
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES